Form 10-Q
period 2000-09-30
O2WIRELESS SOLUTIONS INC
filed 2000-11-13
CIK 1113529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
        September 30, 2000                                               0-31295


                           O2WIRELESS SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Georgia                                                               58-2467466
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

440 Interstate North Parkway, Atlanta, Georgia                            30339
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  770-763-5620
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   [ ]                   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value per share                  26,900,804 shares
----------------------------------------         -------------------------------
               Class                             Outstanding at November 1, 2000

                           O2WIRELESS SOLUTIONS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2000
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                                                             PAGE
                                                                                                          ----
         Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000
               (unaudited)                                                                                 3
         Consolidated Statements of Operations for the Three and Nine Month
               Periods Ended September 30, 1999 and 2000, (unaudited)                                      5
         Consolidated Statements of Cash Flows for the Nine Month
               Periods Ended September 30, 1999 and 2000, (unaudited)                                      7
         Notes to Consolidated Financial Statements                                                        9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                            12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                        18

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                        20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                 22

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   December 31,       September 30,
                                                                                       1999               2000
                                                                                   ------------       ------------
ASSETS:
Current Assets:
      Cash and cash equivalents                                                    $        893       $     13,294
      Restricted cash                                                                     1,616                 --
      Accounts receivable, net                                                           19,879             31,770
      Costs and estimated earnings in excess of billings                                  5,704             16,097
      Inventories                                                                         1,081              2,237
      Deferred income taxes                                                                 403                901
      Other current assets                                                                  460              1,127
                                                                                   ------------       ------------
           Total Current Assets                                                          30,036             65,426
Property and equipment, net                                                               5,002              4,753
Intangible assets, net                                                                   22,530             24,066
Deferred income taxes                                                                     1,339              2,149
Other assets                                                                                566                543
                                                                                   ------------       ------------
                                                                                   $     59,473       $     96,937
                                                                                   ============       ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Notes payable and other current indebtedness                                 $      1,573       $      2,483
      Accrued earn-out                                                                    4,000                 --
      Accounts payable                                                                    9,677              9,867
      Accrued expenses                                                                    1,857             10,070
      Billing in excess of costs and estimated earnings                                     920              1,558
                                                                                   ------------       ------------
         Total Current Liabilities                                                       18,027             23,978

Other long-term indebtedness, less current portion                                       24,459              2,066
Common stock put warrants                                                                 9,031                 --
                                                                                   ------------       ------------
      Total Liabilities                                                                  51,517             26,044
                                                                                   ------------       ------------
Redeemable preferred stock                                                               10,960                 --

Stockholders' equity (deficit)
    Common stock, $.0001 par value 15,000,000 shares authorized and 7,189,230 shares issued and outstanding at December 31, 1999, 100,000,000 shares authorized and 26,900,804 shares issued and outstanding at September 30,
    2000                                                                                     --                  3
    Paid-in capital                                                                       3,261             95,653
    Deferred stock compensation                                                              --             (1,482)
    Accumulated deficit                                                                  (6,265)           (23,281)
                                                                                   ------------       ------------
      Total stockholders' (deficit) equity                                               (3,004)            70,893
                                                                                   ------------       ------------

                                                                                   $     59,473       $     96,937
                                                                                   ============       ============

See accompanying notes to unaudited consolidated financial statements

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      Three months   Three months   Nine months    Nine months
                                                         ended          ended         ended          ended
                                                        Sept. 30,      Sept. 30,     Sept. 30,      Sept. 30,
                                                          1999           2000          1999           2000
                                                      -----------    -----------    -----------    -----------
Revenues                                              $     9,172    $    37,404    $    25,390    $    94,647
Operating expenses:
   Cost of revenues                                         6,806         26,324         19,684         66,761
   Selling, general, and administrative expenses            1,542          7,412          5,163         18,186
   Depreciation and amortization                              452          1,051          1,316          3,043
                                                      -----------    -----------    -----------    -----------

     Operating Income (Loss)                                  372          2,617           (773)         6,657

Interest expense, net                                        (623)          (836)        (1,672)        (3,242)
Increase in fair value of put warrants                         --             --             --        (13,681)
Other                                                          57             68             88             92
                                                      -----------    -----------    -----------    -----------
(Loss) income before taxes, extraordinary items and
cumulative effect of change in accounting principle          (194)         1,849         (2,357)       (10,174)

Income tax (benefit) expense                               (1,567)          (303)        (1,567)           465
                                                      -----------    -----------    -----------    -----------

Income (loss) before extraordinary items and
cumulative effect of change in accounting principle         1,373          2,152           (790)       (10,639)

Extraordinary item -- loss on extinguishment of
   indebtedness, net of income tax benefit of
   approximately $130                                          --          6,377             --          6,377
                                                      -----------    -----------    -----------    -----------
Loss before cumulative effect of change
in accounting principle                                     1,373         (4,225)          (790)       (17,016)

Cumulative effect of change in accounting
treatment of organization costs                                --             --           (121)            --
                                                      -----------    -----------    -----------    -----------

Net Income (Loss)                                           1,373         (4,225)          (911)       (17,016)
Preferred stock dividends and accretion                      (140)        (5,209)          (348)        (6,148)
                                                      -----------    -----------    -----------    -----------
Net Income (Loss) to common stockholders              $     1,233    $    (9,434)   $    (1,259)   $   (23,164)
                                                      ===========    ===========    ===========    ===========

Earnings per share data:

    Net income (loss) per common share:
        Basic:
         Income (loss) per share before extraordinary item
           and accounting change                               $      0.17   $     (0.18)   $     (0.16)   $     (1.59)
         Effect of extraordinary item                                   --         (0.38)            --          (0.60)
         Effect of accounting change                                    --            --          (0.02)            --
                                                               -----------   -----------    -----------    -----------
         Basic income (loss) per common share                  $      0.17   $     (0.56)   $     (0.18)   $     (2.19)
                                                               ===========   ===========    ===========    ===========

        Diluted:
         Income (loss) per share before extraordinary item
           and accounting change                               $      0.08   $     (0.18)   $     (0.16)   $     (1.59)
         Effect of extraordinary item                                   --         (0.38)            --          (0.60)
         Effect of accounting change                                    --            --          (0.02)            --
                                                               -----------   -----------    -----------    -----------
         Diluted income (loss) per common share                $      0.08   $     (0.56)   $     (0.18)   $     (2.19)
                                                               ===========   ===========    ===========    ===========

    Weighted-average common shares outstanding
        Basic                                                        7,189        16,840          7,189         10,591
        Diluted                                                     15,722        16,840          7,189         10,591

See accompanying notes to unaudited consolidated financial statements

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        Nine months       Nine months
                                                                           ended             ended
                                                                         Sept. 30,         Sept. 30,
                                                                           1999              2000
                                                                        -----------       -----------
Cash flows from operating activities:
   Net  loss                                                            $      (911)      $   (17,016)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                          1,316             3,043
       Accretion of loan discount                                                --               358
       Amortization of deferred stock-based compensation                         --               327
       Increase in fair value of  common stock put warrants                      --            13,681
       Deferred income tax (benefit) expense                                 (1,424)              228
       Extraordinary loss - Loss on extinguishment of indebtedness               --             6,377
       Noncash interest expense relating to warrants issuances                  277                --
       Write off of organization costs                                          121                --
       Changes in operating assets and liabilities:
         Accounts receivable                                                 (1,993)          (10,377)
         Costs and estimated earnings in excess of billings                  (2,779)          (10,393)
         Inventories                                                             --            (1,098)
         Other current assets                                                  (903)             (667)
         Other assets                                                            13                23
         Accounts payable                                                       715               148
         Accrued expenses                                                     1,577             4,174
         Billings in excess of cost and estimated earnings                      427               638
                                                                        -----------       -----------
      Net cash used in operating activities                                  (3,564)          (10,554)
                                                                        -----------       -----------
Cash flows used in investing activities:
   Purchase of property and equipment                                        (1,268)             (751)
   Cash paid for acquisitions, net                                             (975)           (2,707)
                                                                        -----------       -----------
      Net cash used in investing activities                                  (2,243)           (3,458)
                                                                        -----------       -----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                    --            62,700
   Restricted cash held in escrow                                                --             1,616
   Preferred stock dividends                                                     --              (331)
   Exercise of stock options and warrants                                        --               926
   Repayment of various notes payable                                          (550)           (2,338)
   Proceeds from borrowing under credit facility                              3,920            16,087
   Repayment of borrowings under credit facility                                 --           (31,329)
   Repayment of preferred stock                                                  --            (7,918)
   Issuance of Series C convertible preferred stock                           2,961                --
   Repayment of subordinated notes                                               --           (13,000)
                                                                        -----------       -----------
      Net cash provided by financing activities                               6,331            26,413
                                                                        -----------       -----------
Net increase in cash and cash equivalents                                       524            12,401

Cash and cash equivalents at beginning of period                                186               893
                                                                        -----------       -----------
Cash and cash equivalents at end of period                              $       710       $    13,294
                                                                        ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                             $     1,148       $     3,109
                                                                        ===========       ===========

Non cash investing and financing activities:
   Conversion of Series B preferred stock to notes payable              $     1,550                --
                                                                        ===========       ===========
   Conversion of warrants into common stock                                      --       $    22,712
                                                                        ===========       ===========
   Conversion of preferred stock to common stock                                 --       $     8,859
                                                                        ===========       ===========

See accompanying notes to unaudited consolidated financial statements

                            O2WIRELESS SOLUTIONS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

A) ORGANIZATION AND BASIS OF PRESENTATION

         o2wireless Solutions, Inc. and subsidiaries (formerly Clear Holdings, Inc. and subsidiaries) - (the "Company") is headquartered in Atlanta, Georgia. On November 12 ,1997, Clear Communications Group, Inc. was merged into American Communications Construction, Inc. ("ACCI"), an affiliated company under common control, and ACCI changed its name to Clear Communications Group, Inc. ("Clear Group").

         In November, 1997, Clear Group acquired all of the outstanding stock of ISDC, Inc. and substantially all of the assets and liabilities of the construction division of Minerich, Inc. During 1998, Clear Group acquired all of the outstanding stock of Communications Development Systems, Inc. In January, 1999, the Company acquired all of the outstanding stock of Cellular Technology International, Inc., in a purchase transaction. In November, 1999, the Company acquired all of the outstanding stock of TWR Telecom, Inc., and its subsidiaries, and Specialty Drilling, Inc., collectively ("TWR Group"), in a purchase transaction. Also on this date, the Company purchased substantially all of the assets and liabilities of McKenzie Telecommunications Group, Inc. In June, 2000, the Company, through its subsidiary Clear Communications Group, Inc., acquired all of the issued and outstanding common stock of Communication Consulting Services, Inc. for a purchase price of $2,250,000 in cash, resulting in goodwill of approximately $1,453,000. The pro forma effect of the acquisition of Communication Consulting Services, Inc. is not material to the Company's revenues or net loss for the nine months ended September 30, 2000 or 1999.

         The accompanying consolidated financial statements as of September 30, 2000, and for the three and nine month periods ended September 30, 1999 and 2000 are unaudited. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. The consolidated balance sheet data for December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim operating results are not necessarily indicative of operating results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Registration Statement filed on Form S-1 (Reg. No. 333-36678) with the Securities and Exchange Commission.

         Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

B) DESCRIPTION OF BUSINESS

         The Company provides comprehensive integrated network solutions to all sectors of the global wireless telecommunications industry. These solutions enable its customers to plan, design, deploy and maintain their wireless networks. The Company also offers business planning and consulting services to wireless telecommunications industry participants.

C) INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED STOCK AND WARRANTS

         On August 21, 2000, the Company completed the initial public offering of its common stock. In conjunction with the closing of that offering, the Company issued and sold 5,798,623 shares and some of its shareholders sold 301,377 shares of common stock (excluding shares sold pursuant to the underwriters' over-allotment option). The shares were sold by the Company at $12.00 per share less an underwriting discount of $0.84 per share. The Company received net proceeds (after underwriter discounts and offering expenses) of approximately $62.7 million in cash which were used to repay approximately $31 million of indebtedness outstanding under our credit facility with Wachovia Bank, N.A., to redeem $13 million of our senior subordinated notes held by American Capital Strategies, Ltd., and to redeem approximately $7.9 million of our Series D preferred stock, held by Stratford Capital Partners, L.P. and Stratford Equity Partners, L.P. In connection with the public offering, each share of our convertible preferred stock automatically converted into approximately 96.7 shares of our common stock or an aggregate of 8,565,444 shares. With the exception of outstanding warrants to purchase 2,757,827 shares, all of our warrants have converted to common stock. Upon the completion of our initial public offering, the put feature on our common stock put warrants expired. Approximately $2 million in expenses relating to the offering have been recorded against the proceeds in equity as of September 30, 2000.

D) COMMON STOCK SPLIT

         On June 29, 2000, the Company effected a 2.65-for-one stock split of the Company's common stock. All share and per share data in the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively restated to reflect the stock split.

E) USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

F) COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income or loss and its components in a full set of financial statements. Comprehensive income or loss consists of net income or loss and all other gains and losses that are excluded from net income by current accounting standards, and is presented in the statement of stockholders' equity. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations. The Company has no "other" comprehensive income or loss to report for the three and nine month periods ended September 30, 1999 and 2000.

G) PENDING ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which (as amended through issuance of Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133") is effective for 2001, requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after adoption of SFAS No. 133.

2) SEGMENT INFORMATION

         The Company operates and manages its business as a single segment. The Company provides comprehensive integrated network solutions to service providers in the wireless telecommunications industry. The following is a summary of revenues by geographic area (in thousands):

                    Three months    Three months    Nine months    Nine months
                       ended           ended           ended          ended
                     Sept. 30,        Sept. 30,      Sept. 30,      Sept. 30,
                        1999            2000           1999           2000
                    ------------    ------------    -----------    -----------
U.S.                 $    9,041      $   35,929      $ 25,024       $ 92,257
Foreign              $      131      $    1,475      $    366       $  2,390

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include, but are not limited to, general economic conditions, competition in the wireless services industry, the Company's ability to manage its growth effectively, the Company's ability to implement its acquisition strategy, fluctuations in quarterly operating results and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. The Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (No. 333-36678), discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

         The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q.

OVERVIEW

         o2wireless Solutions ("o2wireless" or the "Company") provides a full range of network services to all sectors of the global wireless telecommunications industry. Our services range from business planning and design through deployment and maintenance services for telecommunications networks.

         We have built our business through both internal growth and acquisitions. During 1999 and 2000, we acquired certain strategically positioned companies in order to create an integrated telecommunications services company with depth and expertise in wireless and wireline technologies and a broad geographical presence. All of our acquisitions have been accounted for under the purchase method of accounting. Aggregate goodwill for all of our acquisitions since 1997 is approximately $24.1 million which is generally being amortized on a straight-line basis over 10 years, the expected period of benefit.

         We generally offer our network planning, design and deployment services on either a fixed-price or a time-and-material basis, with scheduled deadlines for completion times, that is, on a time-certain basis. We recognize revenues for our fixed-price contracts using the percentage-of-completion method. Under the percentage-of-completion method, in each period we recognize expenses as they are incurred, and we recognize revenue based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If in any period we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced, and in some cases we may recognize a loss on individual projects prior to their completion. In the nine-month period ended September 30, 2000, revenues from our fixed-price contracts accounted for approximately 79% of our total revenues. Our contracts are typically structured with milestone events that dictate the timing of payments to us from our customers. Accordingly, there may be a significant delay between the date we record revenue and the date we receive payment from our customers. During our planning process, we divide projects into deliverables. This enables us to better understand the costs associated with each of the components and minimizes the risks of exceeding our initial estimates.

         During the second quarter of 2000, we granted options to certain of our employees at exercise prices below the initial public offering price of $12.00 per share, which will result in a total future compensation expense of approximately $1.9 million which will be recognized over the vesting periods of the options. A majority of the aggregate expense amount will be recognized over a two-year period. Of this aggregate amount, approximately $198,000 was expensed in the third quarter of 2000.

         During the third quarter of 2000, we recorded an extraordinary loss of approximately $6.4 million related to the early extinguishment of indebtedness. This loss was comprised of (i) approximately $3.8 million which represents the amount of the then unaccreted discount on our senior subordinated notes held by American Capital Strategies, Ltd. that was expensed upon the early repayment of the notes with proceeds from the initial public offering, and (ii) a $2.6 million write-off of the then remaining capitalized loan costs relating to loans repaid. Also, income available to common shareholders was reduced by approximately $5 million which represents the amount of the then unaccreted discount on some of our preferred stock, upon redemption of the related preferred stock. This amount was accreted against additional paid-in capital.

         On August 21, 2000, we completed the initial public offering of our common stock. In connection with the completion of that offering, we issued 5,798,623 shares of our common stock for net proceeds (after underwriter discounts and offering expenses) of approximately $62.7 million in cash, which was used to pay off approximately $31 million under our credit facility, $13 million in subordinated indebtedness and $7.9 million in redeemable preferred stock. In connection with the public offering, each share of our convertible preferred stock automatically converted into approximately 96.7 shares of our common stock, or an aggregate of 8,565,444 shares.

         On September 11, 2000, the underwriters exercised their over-allotment option to purchase an additional 915,000 shares of our common stock from certain of our selling shareholders. The Company did not receive any proceeds in connection with the exercise of the underwriters' over-allotment option.

RESULTS OF OPERATIONS

         REVENUES. Our revenues increased 308%, or $28.2 million, from $9.2 million for the three months ended September 30, 1999 to $37.4 million for the three months ended September 30, 2000. Of this increase, $14.4 million was attributable to internal growth from new contracts. The remaining $13.8 million is attributable to our acquisitions of TWR Telecom, Inc. and McKenzie Telecommunications Group, Inc., both of which were completed in November 1999, and Communications Consulting Services, Inc., which was completed in June 2000.

         Our revenues for the nine months ended September 30, 2000 increased to $94.6 million, or 272%, from $25.4 million for the nine months ended September 30, 1999. The $69.2 million increase was primarily attributable to internal growth from new contracts, which accounted for $37 million. The remaining $32.2 million is attributable to our acquisitions of TWR Telecom, Inc. and McKenzie Telecommunications Group, Inc., both of which were completed in November 1999, and Communications Consulting Services, Inc., which was completed in June 2000.

         COST OF REVENUES. Our cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party sub-contractors and other direct project-related expenses, in addition to allocations of indirect overhead. As of September 30, 2000, we had 614 employees working on contracted projects. Our cost of revenues increased 287% from $6.8 million for the three months ended September 30, 1999 to $26.3 million for the three months ended September 30, 2000, due to increased staffing and other costs to support the growth in our existing business coupled with an increase in contracts due to acquisitions. Gross margin was 29.6% of revenues for the three months ended September 30, 2000, compared to 25.8% for the three months ended September 30, 1999. Gross margin for the three months ended September 30, 2000 increased due to higher margin contracts and a shift in the mix of services to higher margin services.

         Our cost of revenues increased 239% from $19.7 million for the nine months ended September 30, 1999 to $66.8 million for the nine months ended September 30, 2000, due to increased staffing and other costs to support the growth in our existing business coupled with an increase in contracts due to acquisitions. Gross margin was 29.5% of revenues for the nine months ended September 30, 2000 compared to 22.5% for the nine months ended September 30, 1999. Gross margin for the nine months ended September 30, 2000 increased due to higher margin contracts and a shift in the mix of services to higher margin services.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include compensation and benefits, facilities expenses and other expenses not related directly to projects. Selling, general and administrative expenses, increased 381% from $1.5 million for the three months ended September 30, 1999 to $7.4 million for the three months ended September 30, 2000. The increase was attributable to increased staffing costs to support significant growth in our existing business along with increased costs associated with our acquisitions. As a percentage of revenues, selling, general and administrative expenses increased from 16.8% for the three months ended September 30, 1999 to 19.8% for the three months ended September 30, 2000, reflecting increased marketing and other costs in the quarter ended September 30, 2000.

         Selling, general and administrative expenses, increased 252% from $5.2 million for the nine months ended September 30, 1999 to $18.2 million for the nine months ended September 30, 2000. The increase was primarily attributable to increased staffing costs to support significant growth in our existing business along with increased costs associated with our acquisitions. As a percentage of revenues, selling, general and administrative expenses decreased from 20.3% for the nine months ended September 30, 1999 to 19.2% for the nine months ended September 30, 2000, reflecting the lower costs associated with businesses acquired in addition to savings in connection with the consolidation of our existing business.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses include depreciation on our furniture, fixtures and equipment and amortization of goodwill and other intangibles related to our acquisitions. Depreciation and amortization expenses increased 133% from $452,000 for the three months ended September 30, 1999 to $1.1 million for the three months ended September 30, 2000. The significant increase reflects the amortization of goodwill associated with the acquisitions of TWR Telecom, Inc., McKenzie Telecommunications Group, Inc., and Communication Consulting Services, Inc., along with the increase in capitalized assets to support the growth of our business.

         Depreciation and amortization expenses increased 131% from $1.3 million for the nine months ended September 30, 1999 to $3.0 million for the nine months ended September 30, 2000. The significant increase reflects the amortization of goodwill associated with the acquisitions of TWR Telecom, Inc., McKenzie Telecommunications Group, Inc., and Communication Consulting Services, Inc., along with the increase in capitalized assets to support the growth of our business.

         INTEREST EXPENSE. Interest expense is primarily related to interest on notes payable to related parties and our banking facilities. We may enter into future borrowings or issue notes related to future acquisitions, and we may incur additional interest expense as a result. Interest expense increased 34% from $623,000 for the three months ended September 30, 1999 to $836,000 for the three months ended September 30, 2000. The higher expense in 2000 represents increased use of our line of credit up to the time of our initial public offering. As a percentage of revenues, interest expense fell from approximately 6.8% of revenues for the three months ended September 30, 1999 to approximately 2.2% of revenues for the three months ended September 30, 2000.

         Interest expense increased 94% from $1.7 million for the nine months ended September 30, 1999 to $3.2 million for the nine months ended September 30, 2000. As a percentage of revenues, interest expense fell from approximately 6.6% of revenues for the nine months ended September 30, 1999 to approximately 3.4% of revenues for the nine months ended September 30, 2000. The increase in absolute dollars is attributable to higher utilization of our bank line of credit for acquisition purposes and working capital needs.

         OTHER INCOME (EXPENSE). For the three months ended September 30, 2000, other income was $68,000 as compared to $57,000 for the three months ended September 30, 1999.

         For the nine months ended September 30, 2000, other expenses were $13.6 million as compared to other income of $88,000 for the nine months ended September 30, 1999. This expense for the nine months ended September 30, 2000, was attributable to a one-time increase in the fair value of put warrants. The put provision of the common stock put warrants expired upon completion of the initial public offering.

         INCOME TAX (BENEFIT) EXPENSE. Income tax benefit of $303,000 was recorded for the three months ended September 30, 2000, compared to a benefit of $1.6 million for the three months ended September 30, 1999, which was primarily due to the elimination of a deferred income tax asset valuation allowance.

         For the nine months ended September 30, 2000, the income tax expense was $465,000, compared to an income tax benefit of $1.6 million for the nine months ended September 30, 1999, which was primarily due to the elimination of a deferred income tax asset valuation allowance.

         EXTRAORDINARY ITEM. For the three months ended September 30, 2000, we recorded an extraordinary loss of approximately $6.4 million, related to the early extinguishment of indebtedness. Approximately $3.8 million of this extraordinary loss represents the amount of the then unaccreted discount on our senior subordinated notes that was expensed upon the early repayment of the notes with proceeds from the initial public offering. The remaining $2.6 million of this loss related to the write-off of the then remaining capitalized loan costs relating to loans repaid. There were no extraordinary items for the three months ended September 30, 1999.

         For the nine months ended September 30, 2000, we recorded extraordinary loss of approximately $6.4 million, related to the early extinguishment of indebtedness. Approximately $3.8 million of this represents the amount of the then unaccreted discount on our senior subordinated notes that was expensed upon the early repayment of the notes with proceeds from the initial public offering. The remaining $2.6 million of this loss related to the write-off of the then remaining capitalized loan costs relating to loans repaid. There were no extraordinary items for the nine months ended September 30, 1999.

         NET INCOME (LOSS). Net loss for the three months ended September 30, 2000 was $4.2 million, as compared to net income of $1.4 million for the three months ended September 30, 1999. The net loss for the three months ended September 30, 2000 is attributable in part to the extraordinary item discussed above in "Extraordinary Item". The net income for the three months ended September 30, 1999 is attributable in part to the elimination of a deferred income tax asset valuation allowance.

         Net loss for the nine months ended September 30, 2000 was $17.0 million, as compared to a net loss of $911,000 for the nine months ended September 30, 1999. The increase in the net loss for the nine months ended September 30, 2000 is attributable to the $13.7 million non-cash charge as described above in "Other Income (Expense)" and the extraordinary item as discussed above in "Extraordinary Item".

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had available cash of approximately $13.3 million. Since our inception, we have primarily financed our operations through commercial bank borrowings, the issuance of subordinated notes, and the sale of preferred and common stock. Cash provided by and used in operations is primarily derived from our contracts in process and changes in working capital. Cash used in operations was approximately $10.6 million for the nine months ended September 30, 2000 and $3.6 million for the nine months ended September 30, 1999.

         Cash used in investing activities was approximately $3.5 million for the nine months ended September 30, 2000 and approximately $2.2 million for the nine months ended September 30, 1999. Investing activities consist primarily of acquisitions, as well as capital expenditures to support our growth.

         Cash provided by financing activities for the nine months ended September 30, 2000 was approximately $26.4 million. This consisted primarily of $62.7 million received as net proceeds from issuance of common stock in the initial public offering, $16.1 million borrowed under our revolving credit agreement, offset by repayment of $31.3 million borrowed under our revolving credit agreement, $13 million for repayment of our senior subordinated notes and $7.9 million to redeem our Series D preferred stock. Cash provided by financing activities for the nine months ended September 30, 1999 was $6.3 million consisting primarily of $3.9 million borrowed under our revolving credit agreement and $3 million from the sale of preferred stock.

         In September 2000, we amended our syndicated credit agreement with Wachovia Bank, N.A. as agent to increase the amount available under the facility to $35 million and to convert the entire facility to a revolving credit facility. The credit facility is due November 1, 2004, and bears interest based on LIBOR plus a margin of up to 2.25%. The line of credit is secured by substantially all of our business assets, is guaranteed by our subsidiaries and is senior to approximately $4.5 million of subordinated indebtedness. Under the terms of the credit agreement, we are required to provide the lenders with periodic budgets, financial statements and public reports and filings, and we must meet specified thresholds with respect to profitability and debt to net worth ratios. Additionally, the negative covenants in the credit agreement limit our ability to sell our assets outside the ordinary course of business, merge with or acquire other businesses or make capital expenditures over a specified amount in any fiscal year. The covenants also prohibit us from issuing dividends, creating liens or incurring additional indebtedness. As of September 30, 2000, we had no borrowings under the credit facility.

         We believe that our cash equivalent balances, funds available under our existing line of credit, and net proceeds from our initial public offering will be sufficient to satisfy our cash requirements for at least the next 12 months. The estimates for the periods for which we expect the net proceeds from this offering and our available cash balances and credit facilities to be sufficient to meet our capital requirements are forward-looking statements that involve risks and uncertainties as set forth under the caption "Risk Factors" in our Registration Statement on Form S-1 (No. 333-36678). Our capital requirements will depend on numerous factors, including commercial acceptance of new service offerings, possible acquisitions of complementary businesses or technologies, the resources we dedicate to new technologies and new markets and demand for our suite of services.

         We may need to raise additional capital if we expand more rapidly than initially planned, to develop new technologies and/or services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, our shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of our shareholders. There can be no assurance that additional financing will be available or on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, expand our suite of services or otherwise respond to competitive pressures could be significantly limited. Our business may be harmed by such limitations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks from changes in interest rates that may impact our financial position. In January 2000, we entered into an interest rate swap agreement with our senior lender in accordance with our loan agreement. The swap agreement allows the Company to swap interest rate payments from a floating rate of LIBOR to a fixed interest payment of 7.25% on a notional principal of $6.25 million. The swap agreement terminates on January 7, 2003. The net amount paid or received will be recorded as an adjustment to interest expense over the term of the agreement. The Company's accounting policies for this instrument are based on the Company's designation of such instrument as a hedging transaction against the Company's debt.

         At September 30, 2000 we had notes payable to an affiliate of approximately $3.6 million with interest payable at a rate equal to 9% per annum, which rate shall be adjusted on July 31 and December 31 of each year the Note remains outstanding to a rate equal to the most recently announced by Citibank, N.A., in the Wall Street Journal as its prime rate of interest.

         Our revolving credit facility bears interest at LIBOR plus a margin of up to 2.25%. Accordingly, changes in LIBOR, which is affected by changes in interest rates in general, will affect the interest rate on our revolving credit facility.

         We temporarily invest our excess cash in money market funds. Changes in interest rates would not significantly affect the fair value of these cash investments.

                          PART II. - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(A)   None.

(B)   None.

(C)   SALES OF UNREGISTERED SECURITIES.

         During the nine months ended September 30, 2000, and in connection with our initial public offering, we issued 812,795 shares of our common stock to certain of our employees and directors for aggregate consideration of approximately $926,000 pursuant to exercises of options granted under our 1998 Stock Option Plan. Such issuances were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act") set forth in Rule 701 of the Securities Act.

         On August 15, 2000, each of Stratford Capital Partners, L.P. and Stratford Equity Partners, L.P. (collectively, "Stratford") exercised its warrants to purchase an aggregate of 3,953,150 shares of our common stock, of which 259,493 shares were sold in connection with the exercise of the underwriters' over-allotment option. Accordingly, we issued 1,920,025 and 1,772,380 shares of our common stock to Stratford Capital Partners, L.P. and Stratford Equity Partners, L.P., respectively. As the warrants were exercised on a cashless basis (resulting in the cancellation of 1,252 shares), no consideration was received by the Company in connection with this issuance.

         On September 11, 2000, American Capital Strategies, Ltd. ("ACS") exercised a portion of its warrant in connection with the exercise of the underwriters' over-allotment option. Accordingly, we issued 179,614 shares to ACS, all of which were sold in connection with the exercise of the underwriters' over-allotment option and issued a new warrant (for the remaining balance) to ACS to purchase 2,557,175 shares of our common stock at a price of $.0038 per share. As the ACS warrant was exercised on a cashless basis (resulting in the cancellation of 32 shares), no consideration was received by the Company in connection with such issuance.

         On September 11, 2000, we issued 133,768 shares of our common stock to DFW Capital Partners, L.P. ("DFW"), pursuant to the exercise of its warrants, all of which were sold in connection with the exercise of the underwriters' over-allotment option. The warrants were exercised at an exercise price of $.0038 per share, for total consideration received by the company of approximately $500. In addition, on August 23, 2000, we issued 66,865 shares to DFW pursuant to the exercise of another warrant held by DFW. As this warrant was exercised on a cashless basis (resulting in the cancellation of 19 shares), no consideration was received by the Company in connection with this issuance.

            The issuances of securities described above in the preceding three paragraphs were made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. Each of the purchasers had a pre-existing relationship with the Company or its founders, the offers and sales were made without any public solicitation, and the stock certificates bear restrictive legends. No underwriter was involved in any of the transactions and no commissions were paid.

(D)      USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES.

         On August 21, 2000, the Company completed an initial public offering of its Common Stock, $.0001 par value per share (the "Offering"). The managing underwriters in the Offering were Chase Securities Inc., Credit Suisse First Boston and Thomas Weisel Partners, LLC (the "Underwriters"). The shares of Common Stock sold in the Offering and pursuant to the exercise of the Underwriters' over-allotment option (an aggregate of 7,015,000 shares) were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement," registration number 333-36678). The Registration Statement was declared effective by the Securities and Exchange Commission on August 15, 2000.

         On August 16, 2000, the Company commenced the Offering. The Offering closed on August 21, 2000 after the Company and certain selling shareholders had sold 6,100,000 shares of Common Stock registered under the Registration Statement. On September 11, 2000, the Underwriters exercised their over-allotment option to purchase an additional 915,000 shares of Common Stock from certain other selling shareholders. Of the total amount of 7,015,000 shares sold in the Offering and pursuant to the exercise of the Underwriters' over-allotment option, (i) 5,798,623 shares were sold by the Company (the "Company Shares") and (ii) 1,216,377 shares were sold by selling shareholders (the "Secondary Shares"). With respect to the Company Shares, the shares were sold at a price to the public of $12.00 per share for an aggregate offering price of $69,583,476. With respect to the Secondary Shares, the shares were sold at a price to the public of $12.00 per share for an aggregate offering price of $14,596,524. Details regarding the amount of Secondary Shares sold by each of the selling shareholders can be found in the Company's final prospectus as filed with the Securities and Exchange Commission on August 16, 2000.

         From the effective date of the Registration Statement to August 21, 2000, the Company paid an aggregate of approximately $4,871,000 in underwriting discounts and commissions. We estimate that our fees and expenses in connection with the offering (other than underwriting discounts and commissions) were approximately $2 million. None of the expenses shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

         After deducting underwriting discounts and commissions and the Offering expenses described above, net proceeds to the Company from the Offering were approximately $62.7 million. Of this amount, the Company used (i) $31 million to repay indebtedness on its credit facility with Wachovia, N.A., (ii) $13 million to redeem its senior subordinated notes held by American Capital Strategies, Ltd., which beneficially owned greater than ten percent of our common stock upon completion of the offering, and (iii) $7.9 million to redeem all of the shares of Series D Preferred Stock held by Stratford, a beneficial owner of greater than ten percent of our Common Stock. The remaining offering proceeds will be used by the Company for general corporate purposes. Pending these uses, we will invest the net proceeds of the offering in short-term and investment grade securities. In addition, we may use a portion of the net proceeds to acquire other businesses. Except as described above, none of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In lieu of a special meeting of the shareholders of the Company, on August 11, 2000, the shareholders of the Company adopted by written consent the Second Amended and Restated Articles of Incorporation of the Company which, among others things, created a classified Board of Directors whereby each class of directors will serve for a term of three years and eliminated the ability of our shareholders to act by written consent. The affirmative vote of 13,406,148 shares, representing a majority of the shares outstanding and entitled to vote on the matter, was received by written consent. The form of the Second Amended and Restated Articles of Incorporation is filed as Exhibit 3.2 to the Registration Statement on Form S-1 (No. 333-36678).

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             4.3.1       - Amended and Restated Credit Agreement
             27          - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 O2WIRELESS SOLUTIONS, INC.


Date: November 13, 2000         By: /s/ Stephen F. Johnston, Sr.
                                    --------------------------------------------
                                    Stephen F. Johnston, Sr.
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)



Date: November 13, 2000         By: /s/ William J. Loughman
                                    --------------------------------------------
                                    William J. Loughman
                                    Executive Vice President, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


               4.3.1    -       Amended and Restated Credit Agreement
               27.      -       Financial Data Schedule (for SEC use only)