Form 10-K405
period 2000-12-31
O2WIRELESS SOLUTIONS INC
filed 2001-04-02
CIK 1113529

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                             ---------------------

        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2000

                         ------------------------------

                          Commission File No. 0-31295

                           O2WIRELESS SOLUTIONS, INC.
                             A Georgia Corporation
                  (IRS Employer Identification No. 58-2467466)
                          440 Interstate North Parkway
                             Atlanta, Georgia 30339
                                 (770) 763-5620

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                      None

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                        Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (10,519,837 shares) on March 15, 2001 was approximately $19,067,205 based on the closing price of the registrant's common stock as reported on the Nasdaq National Market on March 15, 2001. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 15, 2001: 27,735,848 shares of $.0001 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on May 24, 2001 are incorporated by reference in response to Part III of this Report with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I, Item 1.

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include, but are not limited to, general economic conditions, competition in the wireless services industry, the Company's ability to manage its growth effectively, the Company's ability to implement its acquisition strategy, fluctuations in quarterly operating results and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. The section entitled "Risk Factors" in Item 1 of this Form 10-K, discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-K to conform such statements to actual results or to changes in our expectations.

ITEM 1.  BUSINESS.

OVERVIEW

         We are a leading provider of outsourced integrated network solutions for the global telecommunications industry. Our comprehensive end-to-end solution enables us to address our customers' current and emerging network infrastructure requirements. o2wireless plans, designs, deploys, maintains and optimizes networks for wireless, wireless data, and broadband carriers. o2wireless is technology and vendor independent; thus, we provide unbiased evaluations and recommendations for our customers. We believe this gives our customers a time-to-market advantage by allowing them to obtain their network services from a single provider, helping satisfy their customers and compete more effectively with their competitors.

         As telecommunication service providers enter new geographic and product markets, they are packaging their services instead of offering them separately. The telecommunications landscape is changing as a result of consolidation and deregulation. To compete in this changing environment, many telecom companies have consolidated to form highly integrated, geographically dispersed companies. These providers are focusing on their increased range of core competencies and are beginning to outsource a greater amount of their network infrastructure needs. Consequently, the outsource network infrastructure industry is transitioning from an industry of specialized service providers to companies that offer single-source comprehensive solutions. With the evolutionary build-out of network infrastructure in the wireless telecommunications sector, as demonstrated by the multiple generations of technology currently being implemented, we believe o2wireless is well positioned to take advantage of the anticipated growth in the outsourced network infrastructure industry.

         In 2000, we completed projects for more than 130 customers. Our largest customers in 2000 included: wireless carriers, such as Verizon Communications, Voicestream, Carolina PCS, Nextel and Sprint; equipment vendors, such as Ericsson, Motorola, Lucent and Nortel Networks; tower companies, such as Crown Castle; and broadband carriers, such as Adelphia Business Solutions. In addition to performing work in the United States, since 1997, we have performed work in countries including Brazil, China, Germany, Honduras, Israel, Japan, Jordan, Korea, Mexico, Nicaragua, Puerto Rico and Russia. As of December 31, 2000, we had completed projects in all 50 U.S. states and 35 countries.

INDUSTRY OVERVIEW

         The global telecommunications network infrastructure industry is experiencing a number of trends that o2wireless believes will lead to a significant increase in the demand for our services over the next several years.

         Growth Of The Wireless Telecommunications Industry. According to analyst research, wireless communications has been the fastest growing segment of the telecommunications sector over the past seven years. We believe that this growth has been driven in part by:

         - Continuous global deregulation and privatization of the telecommunications industry;

         -        Advances in wireless and wireline technologies;

         -        Increased availability and usage of wireless technologies;

         - Future demand for broadband wireless applications, including wireless internet and mobile commerce, or m-commerce;

         - Convergence of technologies which has added complexity to the telecommunications environment as carriers deploy networks spanning traditional wireless/wireline boundaries to offer enhanced services; and

         - Replacement of fixed line telecommunications services with wireless services.

         According to IDC, the number of worldwide subscribers is expected to grow from over

600 million in 2000 to 1.1 billion in 2003. Also, it is estimated that the average minutes for wireless customers around the globe will increase from an average of 200 minutes monthly to 550 minutes monthly by 2003. As wireless services become more data-based than voice-based, data rates and transfer bandwidth will become more important. In this new environment, there will be a convergence of wireless and wireline technologies. As these two technologies converge, we believe that full-turnkey network infrastructure service providers who are able to offer this capability will gain a significant competitive advantage in the marketplace.

         Increased Outsourcing of Infrastructure Needs. Telecommunications carriers and manufacturers are changing their model for the delivery of network infrastructure services. Presently, network infrastructure services are generally provided by in-house labor; however, o2wireless believes the telecommunications industry is shifting to an outsourced model. This is evidenced by the fact that telecommunications carriers and manufacturers are trending towards allocating resources to revenue-generating functions and away from cost functions. Network pre-deployment, deployment, and maintenance operations are a cost, not a revenue-generating function for telecom carriers and manufacturers. There are many factors which are influencing telecommunications carriers and manufacturers to consider outsourcing network pre-deployment, deployment, and post-deployment functions. These include:

         -        Time-to-market advantage of outsourcing;

         -        Decreasing wireless prices;

         -        Subscriber growth;

         -        Strains on existing networks;

         - Development of new wireless technologies including data; - Need for network and site development;

         -        Increasing spectrum auction costs; and

         -        Development of the cellular tower industry.

         Industry Challenges. Customer turnover has been a challenge facing the typical carrier in 2000. The reasons for this include higher use of prepaid distribution channels, a migration from analog-to-digital technology and poor network quality and coverage. Of these three factors, we believe poor network quality creates the most turnover for carriers, and to make their business models work, customer turnover must be kept to a minimum. We believe this concern for wireless carriers will only create another avenue of growth for network service providers.

         Increased Demand for End-to-End Solutions. Management believes the size of the market for outsourcing network infrastructure services is increasing. According to analyst estimates, the amount of pre-deployment, deployment, and post-deployment support for wireless infrastructure represents a $6.5-to-$15 billion market opportunity in 2001. These estimates are expected to increase annually over the next five years. The wireless market is seeing the continued progression to outsourcing services with the build-outs of PCS networks, the transition from analog cellular networks to digital, and the introduction of 2G, 2.5G and 3G services. In the United States alone, there are expected to be at least 50,000 new 2G facilities added over the next 5 years. In Europe, the number of wireless towers for 2G applications is anticipated to increase annually through 2004. As stated above, o2wireless believes telecom carriers are turning to a comprehensive end-to-end solution for their network infrastructure needs. By offering a complete end-to-end solution, these providers are able to deliver a quality and reliable infrastructure network on time. Telecom carriers are seeking out companies that can build out large and complex networks rapidly with a high level of quality. We believe a network infrastructure service provider that can rapidly mobilize its capital equipment, financial assets and personnel will have a significant competitive advantage.

         Competitive Strengths.

         - Comprehensive Solution - o2wireless offers one of the most comprehensive end-to-end solutions in our industry.

         - Company Recognition - o2wireless has broadened its geographic presence and is capable of servicing customers anywhere in the world. We continue to expand internationally through a combination of organic growth, targeted acquisitions, and strategic partnerships. Our main focus internationally in 2001 will be Europe and we will consider other international opportunities, but on an opportunistic basis only.

         - Customer Satisfaction - Commitment to customer satisfaction is our top priority and we believe in the philosophy that we are only as good as our last project.

         - Technical Expertise - o2wireless' technical and engineering experience spans all major wireless and wireline technologies, including wireless internet and emerging broadband technologies. Our qualified professionals utilize state-of-the-art tools to plan, design, engineer and deploy even the most complex networks on time and within budget.

         - Diverse Customer Base - o2wireless serves a diversified group of customers including the largest wireless carriers, equipment manufacturers and tower companies. This diversity allows o2wireless to capitalize on the wide range of technological advances and other market developments that drive capital spending by customers.

         - Customer Retention - We have long standing relationships with many large, well-diversified customers. We expect to build on these relationships and grow our customer base.

         - Experienced Senior Management - o2wireless' strong management team is comprised of individuals with extensive telecom and wireless industry experience.

OUR GROWTH STRATEGY

            Our goal is to be the leading independent provider of integrated end-to-end network services to the global telecommunications industry. Our growth strategy includes the following elements:

            Increasing Customer Base. We believe that our customers are seeking integrated service providers to provide their network infrastructure service needs. We are marketing our complete suite of service offerings to our existing and potential customers, while focusing on increasing our range of service offerings. We have and will continue to form strategic partnerships with engineering firms, equipment manufacturers and other companies to offer our customers the most complete turnkey network infrastructure services in the industry.

         Strategic Acquisitions & Partnerships. We may make selected strategic acquisitions and partnerships to augment our capabilities and geographic coverage. We expect to target companies that:

         - Specialize in network pre-deployment, deployment and network maintenance services;

         - Demonstrate strong organic revenue growth with growing margins;

         -        Expand our domestic and global presence; and

         -        Enhance our existing network service capabilities.

            Process Refinement. As we expand, process refinement is vital to our ability to deliver high quality solutions to our customers. We believe processes must be driven by customer events; therefore, we are:

         -        Streamlining a new Customer Engagement Model;

         -        Enhancing our billing system; and

         - Instituting and refining our program and project management methodologies.

         Remain Current In All Wireless & Wireline Technologies. We are investing to remain current in all major emerging wireless and wireline technologies. We achieve this goal through continuing technical education and equipment manufacturer certification programs.

         Attract, Develop, and Retain High-Quality Employees. We intend to continue to attract qualified talent and retain high-quality employees by offering interesting, challenging projects with the opportunity to work with emerging technologies. We believe our commitment to employee skill development fosters company loyalty and increases employee retention. We will continue to motivate our employees through a broad employee stock ownership program and a rewards system based on success.

             Leverage Prior Experience. By capturing data from prior engagements in our software tools E-Site and Virtual Project Manager, we leverage our prior experience and identify best practices. Further, we believe our prior experience enables us to more accurately assess our staffing needs at the beginning of a project and more efficiently utilize our resources. We believe that the experience of our technical personnel and our proprietary tools and processes provide our customers with significant benefits, including critical time-to-market advantages.

OUR SOLUTION

         We provide a wide range of comprehensive integrated services to the global telecommunications industry that enable our customers to rapidly plan, design, deploy and maintain their wireless telecommunications networks. Our customers include wireless and wireline service providers, equipment manufacturers and tower companies. We have expertise in the major wireless and wireline telecommunications technologies and provide objective solutions to our customers by remaining technology and vendor independent. Our project management experience, along with our proprietary project management tools, allows us to capitalize on our prior experience and to assist our customers in deploying their networks more rapidly.

         Comprehensive Integrated Solutions. We provide a comprehensive service offering, from pre-deployment planning through network installation, maintenance and optimization. Our customers value our ability to span the full range of services across wireless and wireline technologies, providing them with a true end-to-end solution for their network infrastructure needs. Our integrated service offering enables customers to rely upon a single party to build and manage their entire telecommunications network. We provide network management throughout each phase of the project; thus, enabling us to efficiently meet schedules and manage resources in a timely and cost-effective manner.

         Broad Telecommunications Expertise. A substantial portion of wireless transmission signals are carried over wireline network facilities. We believe this gives o2wireless an advantage in the marketplace because of our ability to handle and optimize both wireless and wireline technologies. Our technological expertise combined with our philosophy of providing a single source of accountability gives our customers a time-to-market advantage while reducing overall costs.

         Technology And Vendor Independence. By remaining technology and vendor independent, o2wireless can provide unbiased evaluations and recommendations to our customers. Telecom carriers are encountering increasing challenges in maintaining complex networks and technologies. For example, the introduction of wireless Internet technologies and the growth in broadband wireless services requiring the transmission of large amounts of data has created new technological hurdles for carriers establishing or upgrading their networks. o2wireless' goal is to resolve all aspects of our customers network infrastructure challenges. We strive to ensure that our customers networks are optimized to meet their products, services, and customer needs.

         Project Management Tools and Methodologies. We have developed processes and technologies to coordinate the integration of our services on a national scale. E-Site, Virtual Project Manager and ProjectTalk are the tools we utilize to help manage our projects. E-Site, our database program management software tool, allows us to combine and analyze data relating to a project in order to coordinate the many complex steps involved in a network deployment. Virtual Project Manager allows project managers the flexibility of managing schedules and resources in a Web-based environment. Project managers use the data to analyze their projects and increase productivity. We also license a Web-based civil and site engineering software tool known as ProjectTalk. This Web-based tool enables our customers to access comprehensive project information on a real-time basis. Our project managers facilitate feedback of information among the various specialized activities so that our project teams work rapidly and effectively. E-Site, Virtual Project Manager, and ProjectTalk permit us to optimize resource deployment and deliver our services on time and within budget.

         Depth Of Skilled Personnel. Our principal asset is our staff of approximately 750 people, which combines expertise in both wireless and wireline technologies. We keep our personnel current on evolving technologies through our programs of continuous technical education and equipment manufacturer certification. Additionally, our employees gain excellent technical skills by working on a range of projects with our diverse customer base. Over 86% of our employees work directly on customer projects. Our staff includes more than 350 engineers and technicians.

OUR SERVICES

         We are a leading provider of outsourced integrated network solutions for the global telecommunications industry. Our services include network planning, design, deployment and maintenance. We customize our services to fit individual customer needs by offering both bundled and unbundled network solutions. Our program management services integrate the planning, design, deployment and maintenance of wireless and wireline telecommunications networks. Our end-to-end solution includes:

         - Identifying the optimal technology solution for our customers' particular needs;

         - Managing the subsequent bidding process from multiple equipment vendors; and

         - Managing network deployment to ensure seamless integration of component parts.

In addition to providing a single point of project accountability, our program management services provide integration synergies that allow our customers to deploy their networks more rapidly while minimizing network deployment costs.

         Planning Services. We provide pre-deployment planning services for all steps involved in developing or refining a network or deployment strategy. Our engineers and other professional and support staff utilize their expertise and experience to analyze the financial, engineering, competitive market and technology issues applicable to a proposed network project. We work closely with our customers to evaluate various alternatives for network implementation. For new network deployments, o2wireless conducts a thorough demographic analysis and preliminary network design. After completion of this analysis, pertinent cost information is considered and factored to produce a comprehensive network solution. We also offer specialized consulting services, including auction services for wireless licenses, valuation services for acquired licenses, and business planning services.

         Design Services. We provide a full range of services for the design of wireless telecommunications networks, which includes related wireline aspects of the network. We maintain professional engineering licenses in all U.S. states where they are required. Our design services include:

                  Radio Frequency Engineering and Network Design. Our technical experts study and analyze the traffic patterns, population density, topography and propagation environment in each market under consideration. Our radio frequency (RF) engineers design each integrated telecommunications system to meet the customer's requirements. Our wireless RF design services include detailed assessments of individual geographic markets, estimates of the cost of wireless coverage involved, and collection of comprehensive radio propagation data and modeling. We perform the calculations, measurements and tests necessary to determine the optimal placement of network equipment. This includes designing the network to make optimal use of radio frequencies, resulting in the highest possible signal quality for the greatest portion of subscriber usage within existing constraints. The constraints may be imposed by cost parameters, terrain, license limitations, interference with other operators, site availability, applicable zoning requirements or other factors.

                  Fixed Network Engineering. Most wireless calls are ultimately routed through a wireline network. As a result, the traffic from wireless networks must be connected with switching centers within wireline networks. For microwave, fiber optic and other transport technologies, we determine the optimal and most economical locations and methods for connection with other networks or with central switching stations on the wireline backbone. Our engineers are involved in specifying, provisioning and implementing fixed network facilities. Additionally, the convergence of voice and data networks, specifically through broadband technologies, such as LMDS, MMDS and Fast Ethernet, has created a new demand for specialized fixed network engineering skills. These skills include design, capacity and traffic analysis for packet-switched and IP router-based network elements. Our engineering teams are trained in specialized data networking and Internet protocol engineering issues.

                  Facilities Design and Engineering. We engineer and design the infrastructure of telecommunications facilities, including base station electronics, antennas and ancillary power equipment.

         Deployment Services. We provide our customers with comprehensive site development and site audit services, including site feasibility and zoning studies, lease negotiations, civil and structural engineering and third party vendor management. We install all major types of wireless and wireline telecommunications equipment, including base station electronics, antennas and ancillary equipment. We also assist our customers in moving incumbent users of their licensed spectrum to new frequencies by providing point-to-point and point-to-multipoint line-of-sight microwave engineering and support services.

                  Site Development and Audit. We provide our customers with the resources to locate and develop the sites needed for the rollout of wireless systems. These activities include evaluating the zoning feasibility of wireless base stations, negotiating leases, performing the civil and structural engineering required to prepare the rooftop or tower site, and, when necessary, managing subcontractors and obtaining the proper electrical and telecommunications connections. We maintain general contractor licenses in all states where they are required, and the majority of our site acquisition employees have real estate licenses. Our proprietary software tool E-Site allows us and our customers to retrieve and analyze real-time data concerning their project deployment or maintenance. We also provide tower analysis services, including site audits, in which our technical experts gather, record and evaluate comprehensive data concerning a particular telecommunications site.

                  Equipment Installation and Optimization. We install all major types of wireless and wireline telecommunications equipment, including base station electronics, antennas and ancillary equipment. We also install and optimize DC and other power systems for telecommunications facilities. We perform specialized wireless and microwave tower erection and installation services and provide installation and optimization services for all major PCS, cellular and broadband wireless air interface standards, wireline and fiber optic cable equipment manufacturers. Further, we have created customized interior site audit and status reports that enable a customer to determine the exact configuration of equipment at a particular existing facility for which adequate records are not available.

                  Spectrum Clearing. In order for our customers to use the radio frequency spectrum they have licensed, it is often necessary for them to analyze the licensed spectrum for microwave interference and move incumbent users of this portion of the spectrum to new frequencies. We assist our customers in accomplishing this spectrum clearing function by providing complete point-to-point and point-to-multipoint line-of-sight microwave engineering and support services. Our engineering and support services include identifying existing microwave paths, negotiating relocation with incumbent users, managing and tracking relocation progress and documenting the final decommissioning of incumbent users. We also assist our customers with FAA and FCC filings, review and analysis.

                  Manufacture and Sales of Aviation Obstruction Lighting. We design, manufacture, market and install FAA-approved aviation obstruction lighting systems primarily for wireless towers. In addition to a line of standardized lighting products, we design, manufacture and install custom obstruction lighting systems.

         Maintenance Services. Our network maintenance services are comprised of post-deployment radio frequency optimization services, network operations and lighting systems maintenance services, and network monitoring.

                  Post-Deployment Radio Frequency Optimization. Upon initial deployment, a network is adjusted to provide optimal wireless service based upon a set of parameters existing at that time, such as cell density, spectrum usage, base station site locations and estimated calling volumes and traffic patterns. In time, some of these parameters may change, requiring, for example, the relocation of base stations, addition of new equipment or the implementation of system enhancements. We offer ongoing radio frequency optimization services to periodically test network elements, tune the network for optimal performance and identify elements that need to be upgraded or replaced. We also offer benchmark testing and quality engineering services. We believe we are one of only three U.S. companies to perform RF compliance testing relating to employee safety in the vicinity of radiowave emitting devices.

                  Network Operations and Maintenance. We can assume responsibility for day-to-day operation and maintenance of our customers' telecommunications networks. We are also able to handle all aspects of physical plant maintenance, including infrastructure, supporting power systems and ancillary equipment. Our engineers and other professional and support staff work with our customers to allocate site maintenance and other responsibilities between our service team and the customer's personnel. We provide staffing to perform the necessary services for ongoing optimization, operations, maintenance and repair of critical network elements, including base station equipment, mobile switching centers and network operating centers to the extent required by our customers. We also provide training services for the internal network staff of our customers.

                  Remote Monitoring. We have designed and developed a proprietary fully integrated remote monitoring system for our obstruction lighting system. This remote, reverse diagnostics system has additional inputs for external applications such as card access, building temperature, gate access, pressure reading and power fluctuations as well as real-time reporting on obstruction lighting functions at a particular site. Our experience in remote monitoring includes establishing a Network Operations Center in Houston, Texas.

SALES AND MARKETING

         Our marketing strategy is centered around our brand name. The principles behind the brand are:

         -        Comprehensive End-to-End Solution;

         -        Company Recognition;

         -        Customer Satisfaction;

         -        Technical Expertise;

         -        Diverse Customer Base;

         -        Customer Retention; and

         -        Experienced Senior Management.

Our principal sales and marketing efforts are conducted by our field management service teams, with our executive management supplementing their efforts at the corporate level. The field management service teams directly market to existing or potential customers to:

         -        Negotiate new contracts;

         - Submit bids for master services agreements and individual projects; and

         -        Develop and maintain our customer relationships.

Our external and internal communication services are marketed through corporate marketing.

CUSTOMERS

         We provide our services to a large cross-section of the telecommunications industry, with strong emphasis on the wireless sector. In 2000, we completed projects for more than 130 customers in eight countries. For the year ended December 31, 2000, we received approximately 19% of our revenues from Nortel Networks and 11% of our revenues from Crown Castle.

METHODOLOGY AND TECHNOLOGY

         Project Management Process.

         Our project managers use our specialized methodologies and software tools to coordinate the many activities involved in planning, designing, deploying and maintaining wireless telecommunications networks. Through the combined efforts of our project managers and technical experts, we are able to integrate and closely monitor the various stages of a network deployment. We have dedicated resources that maintain and improve our project management processes to better serve our customers, and improve the quality and efficiency of our network deployments.

         Project Management Tools.

         E-Site. Our Web-enabled management software tool enables us to monitor all phases of a network deployment. E-Site includes functions to assist in property management, maintenance and project-critical reports. Property management information can include tenants by site, tenant listing, tenant lease/options, property summaries, summary of site visits and site inquiries.

Master project timelines provide detailed, step-by-step action items and status reports. The maintenance menu provides information on lease status, lease types, power and telephone utilities, property managers, site ownership, site types, tenants, vendors, and site visits, among other functions. In addition, E-Site is highly flexible with respect to data import and export, accepting connections to almost all database programs used by our customers.

         Virtual Project Manager. We license a third-party Web-based application software known as Virtual Project Manager. Virtual Project Manager allows analysis of a project using visuals such as Gantt charts, graphs, and tables. This tool aggregates project information and permits viewing of real time project data and posting of detailed project notes. In addition, Virtual Project Manager provides a productivity audit tool for our customers during network planning, design, deployment, and maintenance.

         ProjectTalk. We also license a Web-based civil and site engineering software tool known as ProjectTalk, which is a very effective program for managing multiple projects. The most valuable feature of ProjectTalk is the documentation of activities during projects; therefore accountability of all actions will be logged into the computer. Accessability to projects on the Internet will allow all parties involved in a project to log-on and access information in order to expedite a project. ProjectTalk is a valuable asset to our project managers' daily operations.


HUMAN RESOURCES

         As of March 5, 2001, we had approximately 750 employees. We believe that our future success will depend on our continued ability to attract, retain, integrate and motivate qualified personnel, and upon the continued service of our senior management and key technical personnel.

         We attract and retain employees by offering technical training opportunities, a stock option award program, bonus opportunities, and competitive salaries and benefits. Our Director of Technical Training arranges for ongoing educational programs to enhance the technical abilities of our employees through both classroom and field training. Additionally, our employees upgrade their equipment manufacturer certifications regularly.

         Each new employee participates in an orientation program focusing on our culture, organization and values. We are dedicated to maintaining an innovative, entrepreneurial atmosphere where our employees work as a team to regularly exceed the expectations of our customers.

COMPETITION

         Our market is highly competitive and is served by numerous network infrastructure service providers. In most markets in which we operate, o2wireless competes with:

         -        Small privately-held companies operating in local markets;

         - Larger companies servicing regional, national, and international markets;

         -        Local, national, and multi-national engineering firms; and

         - Equipment companies subcontracting portions of network infrastructure projects to other contractors.

Despite the current trend toward outsourcing, network infrastructure services are still generally performed by in-house labor; therefore, o2wireless faces competition from existing or prospective customers who employ in-house personnel to perform the same types of network infrastructure solutions. Other principal competitive factors in our market include:

         - Our ability to complete quality projects within budget and on time;

         -        Customer satisfaction;

         -        Single-source accountability;

         -        Project management expertise;

         -        Industry experience;

         -        Competitive pricing;

         -        Expertise in emerging technologies; and

         -        Financial and operational resources.

We believe we possess two additional factors that give us a competitive advantage: (1) our ability to integrate wireless and wireline technologies and
(2) our vendor and technology independence. However, there are factors that are outside of o2wireless' control that can significantly impact future opportunities within the industry including:

         -        Fluctuation in demand for our services;

         -        Cost of emerging or integrating technologies;

         -        Slowing of subscriber growth;

         -        Economic conditions; and

         -        Decreased internal customer budgets.

            There is a highly competitive bidding environment for network infrastructure services. Historically, the price of the contractor's bid has often been the principal factor in determining whether the contractor is awarded the work. In this price-war environment, smaller companies may be awarded contracts due to their lower overhead costs.

                               EXECUTIVE OFFICERS

         The executive officers of o2wireless Solutions are as follows:


         NAME                                   AGE                 POSITION HELD
         ------------------------------------------------------------------------

         Stephen F. Johnston, Sr.                49                 Chairman  of  the  Board  and  Chief  Executive
                                                                    Officer

         Michael W. Riley                        53                 President and Chief Operating Officer

         William J. Loughman                     46                 Executive  Vice   President,   Chief  Financial
                                                                    Officer, Secretary and Treasurer

         John J. Meyer                           51                 Executive  Vice  President and Chief  Technical
                                                                    Officer

         Executive officers are appointed by the Board of Directors of o2wireless and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of o2wireless and its subsidiaries.

         STEPHEN F. JOHNSTON, SR. has served as our Chairman and Chief Executive Officer since he co-founded our company in 1991 under the name American Communications Construction, Inc., which provided services to four rural cellular telephone systems in Kentucky and West Virginia. In 1997, Mr. Johnston formed Clear Communications Group, Inc. through the combination of ACCI and two other wireless service providers. Prior to working in the telecommunications industry, Mr. Johnston co-founded with his father an elevator construction and maintenance company in 1980, which was subsequently sold to Dover Elevator Company. Mr. Johnston has over 13 years of experience in the telecommunications industry.

         MICHAEL W. RILEY joined o2wireless Solutions in November 1997 as our President and Chief Operating Officer and has served as a director since that time. Prior to joining o2wireless, Mr. Riley worked for AT&T Wireless as the Vice President and General Manager from April 1996 through November 1997. In that role, Mr. Riley was responsible for building out the network infrastructure, developing the management organizations, formulating sales and distribution strategies, and producing operating budgets for seven large PCS markets. From 1992 through April 1996, Mr. Riley worked for Motorola as Vice President and Director of Worldwide Operations and later as the President of Iridium North America, a joint venture between Sprint, Motorola and Bell of Canada. From 1987 through 1992, Mr. Riley served in several management positions with Metro Mobile, a wireless cellular operator, including Director of Marketing, General Manager and Vice President of Operations. Mr. Riley has over 25 years of experience in the telecommunications industry.

         WILLIAM J. LOUGHMAN has served as our Executive Vice President, Chief Financial Officer, Secretary and Treasurer since December 1999. Prior to that time, Mr. Loughman served as our Vice President of Finance, Secretary and Treasurer since April 1998. From November 1996 to April 1998, Mr. Loughman was the Director of Business Development for AT&T Wireless. From 1993 to 1996, Mr. Loughman was the Director of Operations for Motorola - Network Management Group, a subsidiary of Motorola Inc. While employed with Motorola, Mr. Loughman served as a director of several telecommunications companies, including Omnitel Ltd. in Lithuania, Jordan Mobile Telephone Company in Jordan, St. Petersburg Telecom in Russia, and Pakistan Mobile Communications Ltd. in Pakistan. Mr. Loughman has over 15 years of experience in the telecommunications industry.

         JOHN J. MEYER joined o2wireless as Executive Vice President and Chief Technical Officer in June 2000. Prior to joining o2wireless, Mr. Meyer was the President of Communications Consulting Services, Inc. ("CCS"), a company he founded in 1995. CCS was acquired by o2wireless in June 2000. Prior to his time with CCS, Mr. Meyer served as President of the U.S. subsidiary of Mobile Systems International, one of the largest engineering service firms supporting the wireless industry, from 1992 to 1994. From 1991 to 1992, Mr. Meyer served as Director of Engineering for Los Angeles Cellular. Mr. Meyer began his career with GTE and Western Electric/Bell Labs. Mr. Meyer has over 25 years of experience in the telecommunications industry.

                                  RISK FACTORS

         Investors should carefully consider the risks and uncertainties described below and all other information contained in this Report on Form 10-K. Investing in the Company's common stock involves a high degree of risk. Risks and uncertainties, in addition to those described below, that are not presently known to the Company may also impair business operations. If any of the following risks occur, our business, financial condition and operating results could be harmed, the trading price of our common stock could decline, and the Company's investors may lose all or part of their investment. See the note regarding forward-looking statements included in "Item 1. Business" of this Form 10-K.

RISKS RELATED TO OUR BUSINESS

OUR RESULTS OF OPERATIONS WILL SUFFER IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

         Our business has experienced significant expansion in the past two years. Future expansion of our business will continue to place a significant strain on our managerial, operational and financial resources. To manage the expected future growth of our operations, we will be required to improve existing and implement new operational, financial and management controls, reporting systems and procedures; and integrate, train, motivate and manage employees. If we fail to establish processes to manage our growth, our business and results of operations may suffer because of the inability of our infrastructure to support increased levels of business activity.

WE HAVE A HISTORY OF LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN
PROFITABILITY.

         We incurred net losses of approximately $2.4 million, $317,000 and $15.3 million for the years ended December 31, 1998, 1999 and 2000, respectively. Our ability to be profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses. We cannot be certain that we will be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. Our inability to achieve or maintain profitability could impede implementation of our growth strategy or cause the market price of our common stock to decrease.

WE HAVE RELIED AND CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES. LOSING ONE OR MORE OF THESE CUSTOMERS MAY ADVERSELY AFFECT OUR REVENUES.

         We generate a significant portion of our revenues from a limited number of customers, and we expect that this will continue for the foreseeable future. For example, for the year ended December 31, 2000, revenues from two of our most significant customers, Nortel Networks and Crown Castle, each accounted for more than 10% of our revenues, and collectively these customers accounted for approximately 30% of our revenues. Further, our contracts with our customers are for limited terms and our customers may discontinue use of our services upon short notice. If we lose any of our large customers or if we are unable to add new large customers, our revenues will not increase as expected, or may decline. In addition, our reputation and brand name could be harmed.

A LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS OR DELAYS IN PROJECT COMPLETION FOR SUCH CUSTOMERS COULD CAUSE A SIGNIFICANT DECREASE IN OUR REVENUES.

         We anticipate that some of our key customers will change in the future as current projects are completed and new ones are begun. The services required by any one customer can be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints. None of our customers is obligated to purchase additional services, and most of our active customer contracts can be terminated without cause or penalty by the customer on notice to us of 30 days or less. As a result of these factors, the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not use our services in a subsequent period. Accordingly, we cannot be certain that present or future customers will not terminate their network service arrangements with us or significantly reduce or delay their projects. Any termination, change, reduction or delay in our projects could result in reduced revenues or a delay in receiving payments which would negatively impact our business.

WE MAY NOT BE ABLE TO HIRE OR RETAIN A SUFFICIENT NUMBER OF QUALIFIED ENGINEERS, TECHNICIANS, AND PROJECT MANAGERS TO SUSTAIN OUR GROWTH, MEET OUR CONTRACT COMMITMENTS OR MAINTAIN THE QUALITY OF OUR SERVICES.

         Our future success will depend on our ability to attract and retain additional highly skilled engineering and technical personnel. The actual number of employees we will need to hire will fluctuate depending on the size, number and timing requirements of contracts we receive. Experienced engineers, project managers and other highly skilled employees are in great demand. Competition for such personnel is intense, and we may be unable to attract sufficiently qualified individuals in adequate numbers to meet the demand for our services. Failure to hire an adequate number of individuals could limit our ability to complete projects for our current customers and may limit our ability to take on additional projects.

OUR OPERATING RESULTS MAY SUFFER BECAUSE OF COMPETITION IN THE WIRELESS SERVICES INDUSTRY.

         The telecommunications network services market is highly competitive and is served by numerous companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and international experience than we have. We believe that the principal competitive factors in our market include the ability to deliver services within budget and on time, reputation, accountability, project management expertise, industry experience and pricing and expertise in new and evolving technologies. We may not be able to compete effectively on these or other bases, and, as a result, we may not be able to maintain our current customer relationships or develop new customer relationships.

OUR QUARTERLY RESULTS MAY FLUCTUATE. IF WE FAIL TO MEET EARNINGS ESTIMATES, OR CONTINUE TO INCUR NET LOSSES, OUR STOCK PRICE COULD DECLINE.

         Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, including:

         - the timing and size of network deployment by our customers and the timing and size of orders for network equipment built by our vendor customers;

         -        fluctuations in demand for our services;

         -        the length of sales cycles;

         - reductions in the prices of services offered by our competitors;

         -        costs of integrating technologies or businesses; and

         - telecommunications market conditions and economic conditions generally.

         Due to these factors, our quarterly revenues, expenses and results of operations could vary significantly in the future. You should take these factors into account when evaluating past periods, and, because of the potential variability in our quarterly results, you should not rely upon results of past periods as an indication of our future performance. In addition, because our operating results may vary significantly from quarter to quarter, results may not meet the expectations of securities analysts and investors, and this could cause the price of our common stock to decline significantly.

IF WE NEED ADDITIONAL FINANCING TO MAINTAIN OR EXPAND OUR BUSINESS, IT MAY NOT BE AVAILABLE ON FAVORABLE TERMS, OR AT ALL

         Although we believe our current cash and borrowing capacity will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, we may need additional funds to expand or meet all of our operating needs. If we need additional financing, we cannot be certain that it will be available to us on favorable terms, if at all. Our ability to borrow under our credit facility is contingent upon achievement of profitability during fiscal year 2001. Also, the terms of any additional financing we obtain may significantly limit our future financing and operating activities. If we need funds and cannot raise them on acceptable terms, we may be forced to sell assets or seek to refinance our outstanding obligations.

WE RECOGNIZE REVENUES ON OUR FIXED-PRICE CONTRACTS ON A
PERCENTAGE-OF-COMPLETION BASIS, WHICH COULD CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

         We recognize revenues on our fixed-price contracts using the percentage-of-completion method. In 2000, revenues from our fixed-price contracts accounted for approximately 74% of our total revenues. Under the percentage-of-completion method, in each period we recognize expenses as they are incurred and we recognize revenue based on a comparison of the costs incurred to date for the project to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these provisions are reflected in the period of revision. Estimated costs to complete a project are based on many factors. Accordingly, the final project cost may vary from the original estimate. Certain project costs can vary significantly from original estimates which may lead to significant fluctuations in actual gross margin compared to projected margins. As a result, our gross margin in such periods and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. To the extent that our estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from our estimates and could harm our results of operations.

OUR BUSINESS MAY BE HARMED IF WE INCREASE OUR STAFFING LEVELS IN ANTICIPATION OF A PROJECT AND UNDERUTILIZE OUR PERSONNEL BECAUSE SUCH PROJECT IS DELAYED, REDUCED OR TERMINATED.

         Since our business is driven by large, and sometimes multi-year contracts, we forecast our personnel needs for future projected business. If we increase our staffing levels in anticipation of a project and such project is delayed, reduced or terminated, we may underutilize these additional personnel, which would increase our general and administrative expenses and could adversely affect our results of operations.

IF OUR THIRD-PARTY SUBCONTRACTORS FAIL TO COMPLETE PROJECTS IN A TIMELY MANNER OR FAIL TO PROVIDE THE QUALITY OF SERVICE WE EXPECT IN OUR SERVICE OFFERINGS, OUR REPUTATION IN THE INDUSTRY COULD BE HARMED WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO KEEP OUR CUSTOMERS OR ATTRACT NEW BUSINESS.

         We use third-party subcontractors on a substantial number of our projects. Although we take care to identify subcontractors with the requisite experience, we may not be able to control the quality of the work completed by these subcontractors or retain experienced subcontractors on acceptable terms, if at all. Further, our inability to hire sufficient subcontractors could limit our ability to complete projects for customers in a timely manner or provide the quality we expect in our service offerings and our reputation in the industry could be harmed, which could negatively affect our ability to keep our customers or attract new business. In addition, we may not be able to hire third-party subcontractors at attractive rates which could negatively impact our financial results.

OUR BUSINESS STRATEGY INCLUDES THE POSSIBLE ACQUISITION OF OTHER BUSINESSES, BUT WE MAY NOT BE ABLE TO IDENTIFY APPROPRIATE ACQUISITION CANDIDATES OR PROPERLY INTEGRATE THEIR BUSINESSES.

         From time to time, we may consider possible acquisitions of other businesses. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. Also, we may not be able to identify, acquire or manage additional businesses profitably or successfully integrate the acquired businesses with our business. Businesses that we acquire may have liabilities that we underestimate or do not discover during our pre-acquisition investigations. Some of the liabilities of the businesses we acquire, even if we do not expressly assume them, may be imposed on us as the successor to the business. Further, each acquisition involves a number of other special risks that could cause the acquired business to fail to meet our expectations. For example:

         -        the acquired business may not achieve expected results;

         - we may not be able to retain key personnel of the acquired business;

         - we may incur substantial, unanticipated costs, delays or other operational financial problems when we try to integrate the business with our own;

         -        our management's attention may be diverted; or

         - our management may not be able to manage the combined entity effectively or to make acquisitions and grow our business internally at the same time.

         We cannot predict the timing, size or success of any future acquisitions, our ability to integrate any acquired businesses, or their associated capital requirements. In addition, we may not be able to obtain acquisition financing when required, or such financing may only be available on terms and conditions that are unacceptable to us. If we utilize our stock to make acquisitions current shareholders may be diluted which could cause our stock price to decline. If we fail to address the above issues, or if we are unable to fund our acquisition plans, our growth could be limited.

OUR FUTURE EARNINGS WILL BE NEGATIVELY AFFECTED BECAUSE WE WILL BE AMORTIZING GOODWILL INCURRED IN PRIOR ACQUISITIONS.

         As a result of the acquisitions which we have completed since November 1997, we are required to record amortization expense related to goodwill. In connection with an acquisition, goodwill represents the excess of the purchase price paid for the acquired entity over the fair value of the net identifiable assets acquired. The goodwill acquired in our acquisitions is amortized on a straight-line basis over a period of 5-10 years. The aggregate amount of goodwill recorded by us for the acquisitions we have completed since November 1997 is approximately $32.0 million. Based upon the current amount of goodwill, our annual amortization expense will be approximately $6 million through 2005, and thereafter will decrease each year through 2010. At December 31, 2000, goodwill accounted for approximately 23% of our total assets. Any further increase in the amount of amortization expense from future acquisitions will further reduce our earnings or increase our losses.

IF WE FAIL TO PROPERLY MANAGE ANY FUTURE INTERNATIONAL EXPANSION, IT COULD NEGATIVELY AFFECT OUR ABILITY TO RETAIN CUSTOMERS WHO HAVE INTERNATIONAL OPERATIONS OR CAUSE US TO LOSE BUSINESS TO OUR COMPETITORS WHICH DO HAVE ESTABLISHED INTERNATIONAL OPERATIONS.

         We have begun to establish international operations requiring us to hire additional personnel and establish relationships with additional suppliers and customers. This expansion may require significant financial resources and management attention and if such expansion is not properly managed, this could have a negative effect on our ability to retain customers who have international operations or cause us to lose business to our competitors who do have established international operations. In addition, our international business may be subject to a variety of risks, including, among other things, increased costs associated with maintaining international marketing efforts, applicable government regulation, fluctuations in foreign currency, and difficulties in collecting international accounts receivable.

IF OUR CUSTOMERS DO NOT RECEIVE SUFFICIENT FINANCING, OUR BUSINESS MAY BE SERIOUSLY HARMED.

         Some of our customers and potential customers have limited operating histories and financial resources. These customers often must obtain significant amounts of financing to fund their operations and deploy their networks. We frequently work with such companies prior to their receipt of financing. If these customers fail to receive adequate financing and therefore fail to make timely payments to us, we could lose expected revenues and our results of operations would be harmed.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE, MARKET CONDITIONS AND INDUSTRY DEVELOPMENTS TO MAINTAIN OR GROW OUR REVENUES.

         The market for wireless and other network system design, deployment and management services is characterized by rapid change and technological improvements. Our future success will depend in part on our ability to enhance our current service offerings to keep pace with technological developments and to address increasingly sophisticated customer needs. We may not be successful in developing and marketing in a timely manner service offerings that respond to the technological advances by others and our services may not adequately or competitively address the needs of the changing marketplace.

OUR BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF WE LOSE MEMBERS OF OUR MANAGEMENT TEAM.

         We believe that our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel, both individually and as a group. Our future performance will be substantially dependent on our ability to retain and motivate them. We have entered into employment agreements with certain members of our senior management team. However, loss of the services of any of our executive officers, particularly Stephen F. Johnston, Sr., our Chairman and Chief Executive Officer, Michael W. Riley, our President and Chief Operating Officer, William J. Loughman, our Chief Financial Officer, or John J. Meyer, our Chief Technical Officer, could prevent us from executing our business strategy.

WE MAY ENCOUNTER POTENTIAL COSTS OR CLAIMS RESULTING FROM PROJECT PERFORMANCE.

         Many of our engagements involve projects that are significant to the operations of our customers' businesses. Our failure to meet a customer's expectations in the planning or implementation of a project or the failure of unrelated third party contractors to meet project completion deadlines could damage our reputation and adversely affect our ability to attract new business. We frequently undertake projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in a direct reduction in payments to us, or payment of damages by us, which could harm our business.

RISKS RELATED TO OUR INDUSTRY

OUR SUCCESS IS DEPENDENT ON CONTINUED GROWTH IN THE DEPLOYMENT OF WIRELESS NETWORKS, AND OUR REVENUES WILL BE REDUCED IF THERE ARE DELAYS IN SUCH DEPLOYMENT.

         The wireless telecommunications industry has experienced a dramatic rate of growth both in the United States and internationally in recent years; however, the rate of growth has slowed significantly in the first quarter of 2001 as compared to prior years. Presently, there is significant uncertainty related to the U.S. economy, and if the rate of growth in the telecom industry continues to slow and carriers reduce their capital investments in wireless infrastructure or fail to expand into new geographies, our business and results of operations will suffer. In addition, the pace of network deployment is sometimes slower than expected due in part to difficulties experienced by holders of licenses in raising the necessary financing, and there can be no assurance that future bidders for licenses will not experience similar difficulties. There has also been substantial regulatory uncertainty regarding payments owed to the U.S. Government by past successful wireless bidders, and such uncertainty has delayed network deployments. Factors such as overall economic conditions, a slowdown in wireless subscriber growth, costs of integrating technologies, as well as future legislation, legal decisions and regulation, may slow or delay the deployment of wireless networks, which, in turn, would harm our business.

OUR SUCCESS IS DEPENDENT ON THE CONTINUED TREND TOWARD OUTSOURCING TELECOMMUNICATIONS NETWORK SERVICES.

         Our success is dependent on the continued trend by telecommunications companies to outsource their network design, deployment and management needs. If telecommunications companies and network equipment vendors elect to perform more network design or deployment services themselves, our revenues will likely decline and our business and results of operations would be harmed.

THE CONSOLIDATION OF EQUIPMENT VENDORS OR CARRIERS COULD ADVERSELY AFFECT OUR BUSINESS.

         In recent years, the wireless telecommunications industry has been characterized by significant consolidation activity. This consolidation of equipment vendors or carriers could:

         - lead to a greater ability among equipment vendors and carriers to provide a full line of network services and could simplify integration and installation, which may lead to a reduction in demand for our services;

         - reduce the number of our current or potential customers which could increase their bargaining power; and

         - create competitive pressures whereby a particular customer may request our exclusivity with them in a particular market, which we may not be able to accommodate

Accordingly, any of the foregoing developments could adversely affect our business and results of operations.

OUR STOCK PRICE MAY BE PARTICULARLY VOLATILE BECAUSE OF THE INDUSTRY WE ARE IN.

         The stock market in general has recently experienced a significant overall decline, including extreme price and volume fluctuations. In addition, the market prices of securities of technology and telecommunications companies have been extremely volatile and have experienced fluctuations that have sometimes been unrelated to or disproportionate to the operating performance of such companies. These broad market fluctuations can be expected to adversely affect the price of our common stock.

OUR EXECUTIVE OFFICERS AND DIRECTORS AND THEIR AFFILIATES CONTROL A MAJORITY OF OUR COMMON STOCK AND, AS A RESULT, ARE ABLE TO EXERCISE CONTROL OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

         Our executive officers and directors and their affiliates beneficially own, in the aggregate, a majority of our outstanding common stock. In particular, our Chairman and Chief Executive Officer, Stephen F. Johnston, Sr., beneficially owns, in the aggregate, approximately 23% of our outstanding common stock. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us. These transactions may include those that other shareholders deem to be in their best interests and in which those other shareholders might otherwise receive a premium for their shares over then current prices.

PROVISIONS IN OUR CHARTER DOCUMENTS MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY AND COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

         Our articles of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions include:

         -        establishing a staggered board of directors;

         - authorizing the board of directors to issue additional preferred stock, which could be issued quickly with terms that delay or prevent a change in control; and

         -        prohibiting shareholder action by written consent.

ITEM 2.  PROPERTIES.

         Our principal executive offices are located in approximately 11,000 square feet of office space in Atlanta, Georgia. The lease for such space expires in May 2003. We also lease office and, in some instances, warehouse space in Arizona, California, Illinois, Maryland, New Jersey, North Carolina and Texas. The leases on these spaces expire at various times through November, 2004. We also own office space in Kentucky. We expect to continue our growth and will negotiate leased space to accommodate this growth as it occurs.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, we become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are not currently a party to any legal proceeding which we expect, in the event of an adverse outcome, would have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter ended December 31, 2000 to a vote of our security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock is traded on the Nasdaq National Market under the symbol "OTWO." The common stock began trading on the Nasdaq National Market on August 16, 2000. The following table sets forth for the periods indicated the quarterly high and low bid quotation per share as reported by the Nasdaq National Market. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.


                                                        HIGH            LOW
                                                        ----            ---
   Fiscal year ended December 31, 2000
       Third Quarter...........................       $24.313         $11.766
       Fourth Quarter..........................        18.875          5.813

HOLDERS

         As of March 15, 2001, there were approximately 92 holders of record of our common stock. We believe that there are in excess of 1,500 beneficial holders of our common stock.

DIVIDENDS

         We have never paid dividends on our common stock. Covenants in our financing arrangements prohibit or limit our ability to declare or pay cash dividends. For a more complete description of these restrictions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the Board of Directors may deem relevant.

SALES OF UNREGISTERED SECURITIES

         On November 15, 2000, Stephen F. Johnston, Sr., our Chairman and Chief Executive Officer, exercised warrants to purchase an aggregate of 200,652 shares of our common stock. As the warrants were exercised on a cashless basis (resulting in the cancellation of 60 shares), no consideration was received by the Company in connection with this issuance.

         In connection with our acquisition of HAF Limited, in December, 2000, we issued 140,625 shares to the former shareholders of HAF Limited in exchange for all of the outstanding shares of capital stock of HAF Limited. As additional consideration to the shareholders of HAF Limited, we paid $2,925,000 in cash and issued $450,000 in promissory notes.

         The issuances of securities described above in the preceding two paragraphs were made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. Each of the purchasers had a pre-existing relationship with the Company or its founders, the offers and sales were made without any public solicitation, and the stock certificates bear restrictive legends. No underwriter was involved in any of the transactions and no commissions were paid.

ITEM 6.  SELECTED FINANCIAL DATA.
(IN THOUSANDS, EXCEPT PER SHARE DATA)

         You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors" included elsewhere in this Form 10-K.

         The historical consolidated statements of operations data set forth below are derived from and qualified by reference to our consolidated financial statements included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected in any future period.

                                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                          1996           1997           1998           1999            2000
                                                         -------       --------       --------       --------       ---------

CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues                                                 $ 2,208       $  6,003       $ 24,485       $ 48,631       $ 140,336
Cost of Revenues                                           1,619          5,078         19,523         35,611          99,623
Selling general and administrative expenses                1,417          2,092          5,035          9,825          27,428
Depreciation and amortization                                 28            193          1,398          2,120           4,260
                                                         -------       --------       --------       --------       ---------
Operating (loss) income                                     (856)        (1,360)        (1,471)         1,075           9,025

Increase in fair value of common stock put warrants           --             --             --             --         (13,681)

Total other expense                                          (66)          (145)          (887)        (2,241)         (3,299)
                                                         -------       --------       --------       --------       ---------

Loss before income taxes, extraordinary item and
  cumulative effect of accounting change                    (922)        (1,505)        (2,358)        (1,166)         (7,955)

Income tax (expense) benefit                                 (55)           145            (45)         1,226          (3,099)
                                                         -------       --------       --------       --------       ---------

(Loss) income before  extraordinary item and
  cumulative effect of accounting change                    (977)        (1,360)        (2,403)            60         (11,054)

Extraordinary item                                            --             --             --           (256)         (4,294)
Cumulative effect of change in accounting principle           --             --             --           (121)             --
                                                         -------       --------       --------       --------       ---------
Net loss                                                    (977)        (1,360)        (2,403)          (317)        (15,348)

Preferred stock dividends and accretion of discount
 on redeemable preferred stock                                --             (9)          (413)          (632)         (6,148)
                                                         -------       --------       --------       --------       ---------

Net loss  to common shareholders                         $  (977)      $ (1,369)      $ (2,816)      $   (949)      $ (21,496)
                                                         =======       ========       ========       ========       =========

Basic and diluted loss per common share                  $ (0.18)      $  (0.22)      $  (0.40)      $  (0.13)      $   (1.44)

Basic and diluted weighted average shares                  5,300          6,329          7,108          7,189          14,980
                                                         =======       ========       ========       ========       =========

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                $   202       $    793       $    186       $  2,509       $  12,191
Working capital                                              390            702          2,138         12,009          44,375
Total assets                                                 977         12,237         19,191         59,473         116,289
Total debt, including common stock put warrants            2,142          4,475         11,394         35,062           7,387
Redeemable preferred stock                                    --          4,462          4,875         10,960              --
Total stockholders' equity (deficit)                      (1,607)        (4,513)          (920)        (3,004)         73,675

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include, but are not limited to, general economic conditions, competition in the wireless services industry, the Company's ability to manage its growth effectively, the Company's ability to implement its acquisition strategy, fluctuations in quarterly operating results and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. The section entitled "Risk Factors" in Item 1 of this Form 10-K, discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-K to conform such statements to actual results or to changes in our expectations.

         The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K.

OVERVIEW

         We provide a full range of network services to all sectors of the global wireless telecommunications industry. Our services range from business planning and design through deployment and maintenance services for telecommunications networks.

         We have built our business through both internal growth and acquisitions. During the past few years, we acquired certain strategically positioned companies in order to create an integrated telecommunications services company with depth and expertise in wireless and wireline technologies and a broad geographical presence. We acquired Cellular Technology International, Inc., based in North Carolina, to increase our capacity to install and commission wireless and wireline infrastructure and to strengthen our equipment engineering capabilities. We acquired TWR Telecom, Inc. and its subsidiaries, along with Specialty Drilling, Inc. based in Houston, to increase our geographic presence in the southwestern U.S. and to add civil and structural engineering. These acquisitions also provided us with implementation capacity and a hazard/navigation lighting manufacturing business. We acquired McKenzie Telecommunications Group, Inc., based in Phoenix, to expand our capabilities in site acquisition, zoning, program management and implementation of large projects. In June 2000, we acquired Communication Consulting Services, Inc. to further enhance our systems engineering capabilities. In December 2000, we acquired HAF Limited, an international consulting firm focused on wireless and broadband technologies, to expand our European market coverage and enhance our service offerings abroad. Finally, in January 2001, we acquired Young & Associates, Inc. to expand our capabilities in site development and consulting services. All of our acquisitions have been accounted for under the purchase method of accounting. Aggregate goodwill for all of our acquisitions from 1997 to 2000 is approximately $32.0 million, which is generally being amortized on a straight-line basis over 5-10 years, the expected period of benefit.

         We generally offer our network planning, design and deployment services on either a fixed-price or a time-and-materials basis, with scheduled deadlines for completion times, that is, on a time-certain basis. We recognize revenues on time and materials contracts as services are rendered. We recognize revenues for our fixed-price contracts using the percentage-of-completion method. Under the percentage-of-completion method, in each period we recognize expenses as they are incurred, and we recognize revenue based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Our estimated costs for a project are based on many factors. Accordingly, the final project cost may vary from the original estimate. Certain project costs can vary significantly from original estimates, which may lead to significant fluctuations in actual gross margin as compared to projected margins. As a result, gross margins in future periods may be significantly reduced, and in some cases a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In 2000, revenues from our fixed-price contracts accounted for approximately 74% of our total revenues. Our contracts are typically structured with milestone events that dictate the timing of payments to us from our customers. Accordingly, there may be a significant delay between the date we record revenue and the date we receive payment from our customers. During our planning process, we divide projects into deliverables, which enables us to better understand the costs associated with each of the components and minimizes the risks of exceeding our initial estimates.

         Our customers include wireless carriers, equipment vendors, tower companies, and broadband carriers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. For the year ended December 31, 2000, we derived 19% of revenues from Nortel Networks and 11% of revenues from Crown Castle. In each case, our business was obtained from multiple departments within the organization. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not use our services in a subsequent period.

         Our cost of revenues includes direct materials, compensation and benefits, living and travel expenses, payments to third-party sub-contractors and other direct project-related expenses, and allocations of indirect overhead. As of December 31, 2000, we had 663 employees working on contracted projects. Our cost of revenues excludes down-time for direct compensation and benefits, training and other indirect overhead and related costs, all of which are included in selling, general and administrative expenses.

         Selling, general and administrative expenses include compensation and benefits, facilities expenses and other expenses not related directly to projects.

         Depreciation and amortization expenses include depreciation on our furniture, fixtures and equipment and amortization related to our recent acquisitions.

         Interest expense is primarily related to interest on notes payable to affiliates and our banking facilities.

         Prior to our initial public offering in August 2000, we granted options to certain of our employees at exercise prices below our initial public offering price of $12.00 per share, which resulted in a total future compensation expense of approximately $1.9 million to be recognized over the vesting periods of the options. A majority of the aggregate expense amount will be recognized over a two year period. Of this aggregate amount, approximately $523,000 was expensed in fiscal 2000.

         On August 21, 2000, we completed the initial public offering of our common stock. In connection with the completion of that offering, we issued 5,798,623 shares of our common stock for net proceeds (after underwriter discounts and offering expenses) of approximately $62.7 million in cash, which was used to pay off approximately $31.3 million under our credit facility, $13 million in subordinated indebtedness and $7.9 million in redeemable preferred stock. In connection with the public offering, each share of our convertible preferred stock automatically converted into approximately 96.7 shares of our common stock, or an aggregate of 8,565,444 shares.

         Included in our provision against contract revenues receivable at December 31, 1999, were provisions of approximately $675,000 established against receivables acquired as part of an acquisition in late 1999. Subsequently in the second quarter of 2000, the receivables were collected and the provisions were reversed and recorded to goodwill.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 2000

         Revenues. Our revenues increased 189%, or $91.7 million, from $48.6 million for the year ended December 31, 1999 to $140.3 million for the year ended December 31, 2000. The increase was primarily attributable to growth in existing business from new contracts with the most significant growth being in our design and deployment services and from acquisitions. The increase in revenues attributable to internal growth amounted to approximately $51.9 million. The remaining portion of the increase in revenues is attributable to our acquisitions of TWR Telecom, Inc. and McKenzie Telecommunications Group, Inc., both of which were completed in November 1999 and the acquisitions of Communication Consulting Services, Inc., Wireless Sites Development, Inc., and HAF Limited during 2000. The percentage growth in revenues experienced for the year ended December 31, 2000 was significant, and anticipated percentage growth for 2001 is expected to be significantly lower, if at all.

         Cost of Revenues. Our cost of revenues increased 180% from $35.6 million, or 73% of revenues, for the year ended December 31, 1999 to $99.6 million, or 71% of revenues, for the year ended December 31, 2000, primarily due to the increase in the number of contracts associated with our acquisitions. Costs also increased significantly due to increased staffing costs to support the significant growth in existing businesses. Gross margin increased to 29% for the year ended December 31, 2000 from 27% for the year ended December 31, 1999 due to higher margin contracts from our acquisitions, along with a shift in the mix of services to higher margin services.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased from $9.8 million, or 20% of revenues, for the year ended December 31, 1999 to $27.4 million, or 20% of revenues, for the year ended December 31, 2000. The increase in selling, general and administrative expenses in absolute dollars primarily reflects an increase in costs associated with our acquisitions along with increased executive, administration and systems personnel to support our significant growth. Selling, general and administrative expenses are expected to increase in absolute dollars in 2001.

         Depreciation And Amortization. Depreciation and amortization increased 101% from $2.1 million for the year ended December 31, 1999 to $4.3 million for the year ended December 31, 2000 due primarily to our acquisitions along with increased capital expenditures to support growth in our existing business. Future depreciation and amortization is expected to increase due to our recent acquisitions, utilization of five year amortization periods for goodwill for acquisitions completed in 2000 as well as additional property and equipment additions.

         Interest Expense. Interest expense increased 64% from $2.3 million for the year ended December 31, 1999 to $3.8 million for the year ended December 31, 2000. As a percentage of revenues, interest expense declined to approximately 2.7% for the year ended December 31, 2000 from approximately 4.8% for the year ended December 31, 1999. The increase in absolute dollars is due to higher utilization of our bank line of credit for acquisition purposes and working capital needs prior to our initial public offering.

         Other Income (Expense). For the year ended December 31, 1999, other income was $102,000 as compared to $13.1 million of other expense for the year ended December 31, 2000. The expense for the year ended December 31, 2000, primarily represented a one-time increase in the fair value of put warrants. The put provision of the common stock put warrants expired upon completion of the initial public offering.

         Income Taxes. For the year ended December 31, 1999, we had an income tax benefit of $1.2 million as compared to an income tax expense of $3.1 million for the year ended December 31, 2000. The benefit for 1999 was primarily attributable to the decrease in the valuation allowance and recognition of deferred tax benefits. At December 31, 2000, we had a net operating loss carry-forward of $5.2 million, which gives rise to substantially all of our gross deferred tax asset. Certain limitations exist on the usage of the net operating loss, but it is estimated all of the $5.2 million is available for utilization in 2001.

         Extraordinary Items. For the year ended December 31, 1999 we reported an extraordinary loss of $256,000, net of income tax benefit of $171,000. The extraordinary loss resulted from the extinguishment of indebtedness in connection with the refinancing of our credit facility. For the year ended December 31, 2000, we reported an extraordinary loss of $4.3 million, net of income tax benefit of $2.2 million. This extraordinary loss resulted from the extinguishment of indebtedness in connection with our initial public offering. Approximately $2.6 million of this loss represents the amount of the then unaccreted discount on our senior subordinated notes that was expensed upon the early repayment of the notes with proceeds from the initial public offering. The remaining $1.7 million of this loss related to the write-offs of the then remaining capitalized loan costs relating to loans repaid.

         In addition, for the year ended December 31, 1999, we recorded an expense of $121,000 relating to the effect of changing our accounting method for organization costs from deferral to expensing these costs as incurred.

         Net Loss. Our net loss increased from $317,000 for the year ended December 31, 1999 to $15.3 million for the year ended December 31, 2000. This increase in net loss for the year ended December 31, 2000 is attributable to the $13.7 million non-cash charge as described above in "Other Income (Expense)" and the extraordinary items as discussed above in "Extraordinary Items".

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1999

         Revenues. Our revenues increased 99% from $24.5 million for the year ended December 31, 1998 to $48.6 million for the year ended December 31, 1999. The increase was primarily attributable to our acquisitions of Cellular Technology International, Inc. in January 1999, and TWR Telecom, Inc. and McKenzie Telecommunications Group, Inc., both of which were completed in November 1999. The increase in revenues attributable to internal growth amounted to approximately $7.1 million primarily in design and deployment services. The remaining portion of the increase in revenues is attributable to our acquisitions.

         Cost Of Revenues. Our cost of revenues increased from $19.5 million, or 80% of revenues, for the year ended December 31, 1998 to $35.6 million, or 73% of revenues, for the year ended December 31, 1999, primarily due to the increase in the number of contracts associated with our acquisitions. Costs also increased significantly due to increased staffing costs to support the significant growth in existing businesses. Gross margin increased to 27% for the year ended December 31, 1999 from 20% for the year ended December 31, 1998 due to higher margin contracts from our acquisitions, along with a shift in the mix of services to higher margin services.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased from $5.0 million, or 21% of revenues, for the year ended December 31, 1998 to $9.8 million, or 20% of revenues, for the year ended December 31, 1999. The increase in selling, general and administrative expenses in absolute dollars was primarily attributable to our acquisitions, as well as the growth in existing businesses.

         Depreciation And Amortization. Depreciation and amortization increased 52% from $1.4 million for the year ended December 31, 1998 to $2.1 million for the year ended December 31, 1999 due primarily to our acquisitions along with increased capital expenditures to support growth in our existing business.

         Interest Expense Interest expense increased 160% from $902,000 for the year ended December 31, 1998 to $2.3 million for the year ended December 31, 1999. As a percentage of revenues, interest expense increased to approximately 4.8% for the year ended December 31, 1999 from approximately 3.7% for the year ended December 31, 1998. The increases are due to higher utilization of our bank line of credit for acquisition purposes and working capital needs.

         Other Income (Expense). For the year ended December 31, 1998, there was other income of $15,000 as compared to $102,000 of other income for the year ended December 31, 1999.

         Extraordinary Items. For the year ended December 31, 1999, we reported an extraordinary loss of $256,000, net of income tax benefit of $171,000. This extraordinary loss resulted from the extinguishment of indebtedness in connection with the refinancing of our credit facility.

         In addition, for the year ended December 31, 1999, we recorded an expense of $121,000 relating to the effect of changing our accounting method for organization costs from deferral to expensing these costs as incurred.

         Income Taxes. For the year ended December 31, 1998, we had an income tax expense of $45,000, as compared to an income tax benefit of $1.2 million for the year ended December 31, 1999. The benefit for 1999 was primarily attributable to the decrease in the valuation allowance and recognition of deferred tax benefits. At December 31, 1999, we had a net operating loss carryforward of $3.2 million, which gives rise to substantially all of our gross deferred tax asset. Certain limitations exist on the usage of the net operating loss, but it is estimated that $1.7 million is available for utilization in 2000.

         Net Loss. Our net loss decreased 87% from $2.4 million for the year ended December 31, 1998 to $317,000 for the year ended December 31, 1999. This decrease was due primarily to increased margin on services provided and income tax benefits recorded, offset by increased cost of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had available cash of approximately $12.2 million. Since our inception, we have primarily financed our operations through commercial bank borrowings, the issuance of subordinated notes, and the sale of preferred and common stock. Cash provided by and used in operations is primarily derived from our contracts in process and changes in working capital. Cash used in operations was approximately $10.5 million for the year ended December 31, 2000, approximately $6.2 million for the year ended December 31, 1999 and approximately $3.4 million for the year ended December 31, 1998.

         Cash used in investing activities was approximately $7.0 million for the year ended December 31, 2000, approximately $11.3 million for the year ended December 31,1999 and approximately $3.9 million for the year ended December 31, 1998. Investing activities consist primarily of acquisitions, as well as capital expenditures to support our growth.

         Cash provided by financing activities for the year ended December 31, 2000 was approximately $28.8 million. This consisted primarily of $62.7 million received as net proceeds from the issuance of common stock in the initial public offering, $19.0 million borrowed under our revolving credit agreement, offset by repayment of $31.3 million borrowed under our revolving credit agreement, $13 million for repayment of our senior subordinated notes and $7.9 million to redeem our Series D preferred stock. Cash provided by financing activities for the year ended December 31, 1999, was approximately $18.2 million. This consisted primarily of proceeds from the sale of subordinated notes and preferred stock totaling $23.2 million and $15.2 million borrowed under our revolving credit agreement, offset by repayment of our bank loans and costs associated with refinancing of $12.6 million, repayment of various notes totaling $6.0 million and cash restricted in escrow of $1.6 million. Cash provided by financing activities for the year ended December 31, 1998, was approximately $6.7 million.

         In September 2000, we amended our syndicated credit agreement with Wachovia Bank, N.A. as agent retaining the amount available under the facility at $35 million and converting the entire facility to a revolving credit facility. The credit facility is due November 1, 2004, and bears interest based on LIBOR plus a margin of up to 2.25%. The line of credit is secured by substantially all of our business assets, is guaranteed by our subsidiaries and is senior to approximately $4.5 million of subordinated indebtedness. The maximum amount that may be borrowed under the revolving credit facility is limited to a multiple of trailing earnings before income taxes, depreciation and amortization (EBITDA). Accordingly our ability to borrow under this facility is contingent upon EBITDA. The terms of the credit agreement include many covenants and restrictions including but not limited to those discussed herein. Certain of the terms require maintenance of specified levels of profitability and debt-to-net worth and current ratios. Under the terms of the credit agreement, we are required to provide the lenders with periodic budgets, financial statements and public reports and filings. Additionally, the covenants limit our ability to sell our assets or merge with or acquire other businesses. The covenants also limit capital expenditures and prohibit us from paying dividends on our common stock or incurring additional indebtedness. As of December 31, 2000 and as of the date of filing this report, we believe we are in compliance with all outstanding financial and operational covenants. As of December 31, 2000, we had $2.9 million in outstanding borrowings under the credit facility.

         On February 9, 2001, o2wireless obtained a Promissory Note from South Carolina Phone, LLC for the sum of approximately $6.1 million, to cover payment for goods and services provided by o2wireless to South Carolina Phone, LLC during 2000. Interest is payable on the Note from January 1, 2001 until paid, at an annual rate of 9.5%. The principal sum of the Note, and all accrued, but unpaid interest on the Note is due and payable on November 6, 2001, 270 days after the date of issuance of the Note, or earlier subject to certain conditions. The above amount of approximately $6.1 million was included as part of our Contract Revenues Receivable at December 31, 2000.

         We believe that our cash equivalent balances and funds available under our existing line of credit will be sufficient to satisfy our cash requirements for at least the next 12 months. The estimates for the periods for which we expect our available cash balances and credit facilities to be sufficient to meet our capital requirements are forward-looking statements that involve risks and uncertainties as set forth under the caption "Risk Factors" in Item 1 of this report on Form 10-K. Our capital requirements will depend on numerous factors, including the demand for our suite of services, commercial acceptance of new service offerings, possible acquisitions of complementary businesses or technologies, and the resources we dedicate to new technologies and new markets.

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

RECENT DEVELOPMENTS

         On January 2, 2001, we completed the acquisition of all of the outstanding stock of Young & Associates, Inc. a Nevada corporation headquartered in San Diego, California. Young

& Associates is an independent provider of site development and consulting services to the wireless telecommunications industry. Young & Associates offers a full range of site development services to the telecommunications and data industry, which include specialized mobile radio cellular, personal communications services and other wireless telecommunications. Consideration for the acquisition consisted of $9,684,500 in cash drawn from our line of credit and 314,044 shares of o2wireless common stock.

         During the first quarter of 2001 the Company continued to assess its cost and organizational structure. The Company is realigning its business units and streamlining its cost structures to achieve profitability. As a result of the realignment the Company may incur charges in the first quarter of 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, which postpones the mandatory adoption date of SFAS No. 133 by us until January 1, 2001.

         SFAS No. 133 requires that all derivatives be recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, SFAS No. 133 requires that we designate the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a foreign currency hedge, (iv) a hedge from a net investment in a foreign operation, or (v) a trading instrument. We have entered into an interest rate swap agreement which we have classified as a cash flow hedge. We do not have any other derivative instruments and do not expect that the adoption of SFAS No. 133 effective January 1, 2001 will have a significant effect on our consolidated financial position or results of operations.

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN No. 44). FIN No. 44 clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, to certain areas of stock based compensation. Among other issues, FIN No. 44 clarifies the accounting consequences of a modification to the terms of a fixed stock option award. FIN No. 44 is effective July 1, 2000 but covers specific events, such as option repricing, which occurred after either December 15, 1998 or January 12, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risks from changes in interest rates that may impact our financial position. In January 2000, we entered into an interest rate swap agreement with our senior lender in accordance with our loan agreement. For more information about the swap agreement, see note 7 to our consolidated financial statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our consolidated financial statements at December 31, 1999 and 2000 and the Report of KPMG LLP, Independent Accountants, are included in this Report on Form 10-K on pages beginning F-1.

QUARTERLY OPERATING RESULTS

         The following tables present unaudited quarterly results, in dollars and as a percentage of net revenue, for the eight quarters covering our two most recently completed fiscal years reported in the financial statements and notes thereto included in this report. We believe this information reflects all adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. Prior to becoming a public company, we did not prepare financial statements on a quarterly basis. Accordingly, revenue reported for fixed-price contracts for each quarter in 1999 and through June 30, 2000 using the percentage-of-completion method was based on actual or estimated total contract costs available at the end of 1999 and June 30, 2000, respectively, as opposed to estimates at the end of each quarter. For the quarters ended September 30, 2000 and December 31, 2000, revenues from fixed-price contracts were reported based upon estimates of the total costs to complete the contract made during and at the end of the quarter. As a result of the above, future operating results may fluctuate more from quarter to quarter than those shown below. In addition, it may not be meaningful to compare results of operations for future quarters to those for quarters prior to June 30, 2000 and the results for any quarter are not necessarily indicative of results for any future period.

                                                                          QUARTER ENDED
                                --------------------------------------------------------------------------------------------------
                                MARCH 31,   JUNE 30,     SEP. 30,   DEC. 31      MARCH 31,      JUNE 30,      SEP. 30,     DEC. 31,
                                  1999        1999         1999       1999         2000          2000          2000          2000
                                --------    --------     --------   --------     ---------     ---------     ---------   ---------
STATEMENTS OF OPERATIONS                                                (in thousands)
 DATA:
Revenues ......................  $ 5,459    $ 10,759     $  9,172   $  23,241    $  26,512     $  30,731     $  37,404   $  45,689
Cost of revenues ..............    4,384       8,354        6,725      16,148       18,698        21,939        26,424      32,562

Gross profit ..................    1,075       2,405        2,447       7,093        7,814         8,792        10,980      13,127
SG&A expenses .................    2,025       1,729        1,630       4,441        4,648         5,926         7,312       9,542


Operating (loss) income .......   (1,375)        230          372       1,848        2,244         1,796         2,617       2,368
Total other (expense) income ..     (293)       (725)        (566)       (657)     (14,773)       (1,290)         (638)       (279)

(Loss) income before income
  tax, extraordinary items and
  cumulative effect of change
  in accounting principle .....   (1,668)       (495)        (194)      1,191      (12,529)          506         1,979       2,089

Income tax (benefit) expense ..       --          --       (1,567)        341          519           250         1,908         422

Extraordinary items ...........       --          --           --        (256)          --            --        (4,294)         --

Net (loss) income..............   (1,668)       (616)       1,373         594      (13,048)          256        (4,223)      1,667

Net (loss) income per common
 share
 Basic ........................  $ (0.25)   $  (0.10)    $   0.17   $    0.04    $   (1.88)    $   (0.03)    $   (0.56)  $    0.06
 Diluted ......................  $ (0.25)   $  (0.10)    $   0.08   $    0.03    $   (1.88)    $   (0.03)    $   (0.56)  $    0.05

AS A PERCENTAGE OF REVENUES:

Revenues ......................    100.0%      100.0%       100.0%      100.0%       100.0%        100.0%        100.0%      100.0%
Cost of revenues ..............     80.3%       77.6%        73.3%       69.5%        70.5%         71.4%         70.6%       71.3%

Gross profit (loss) ...........     19.7%       22.4%        26.7%       30.5%        29.5%         28.6%         29.4%       28.7%
SG&A expenses .................     37.1%       16.1%        17.8%       19.1%        17.5%         19.3%         19.5%       20.9%

Operating  (loss) income ......    (25.2%)       2.1%         4.1%        7.9%         8.5%          5.8%          7.0%        5.2%
Total other (expense) income ..     (5.4%)      (6.7%)       (6.2%)      (2.8%)      (55.7%)        (4.2%)        (1.7%)      (0.6%)

(Loss) income before income
  tax extraordinary items and
  cumulative effect of change
  in accounting principle......    (30.6%)      (4.6%)       (2.1%)       5.1%       (47.2%)         1.6%          5.3%        4.6%

Income tax (benefit) expense ..       --          --        (17.1%)       1.5%         2.0%          0.8%          5.1%        0.9%

Extraordinary items ...........       --          --           --        (1.1%)         --            --         (11.5%)        --

Net (loss) income .............    (30.6%)      (4.6%)       15.0%        2.6%       (49.2%)         0.8%        (11.3%)       3.6%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this Item.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held May 24, 2001 is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held May 24, 2001 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held May 24, 2001 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held May 24, 2001 is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statements

         The following financial statements and accountants' reports have been filed as Item 8 in Part II of this Report:

         Independent Auditors' Report
         Consolidated Balance Sheets - December 31, 1999 and 2000
         Consolidated Statements of Operations - Years ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Stockholders' Equity (Deficit) - Years ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1999 and 2000
         Notes to Consolidated Financial Statements


(b)      Financial Statement Schedule

         Financial Statement Schedule

              Report of Independent Auditors' on Financial Statement Schedule
              Schedule II - Valuation and Qualifying Accounts




c)       Exhibits.
         --------

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-36678 (referred to as "S-1"), (ii) the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 ("10-Q") or (iii) the Registrant's Current Report on Form 8-K as filed on January 17, 2001 ("8-K"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           -------------------------

2.1*     -        Stock Purchase Agreement, dated August 20, 1999, by and among
                  o2wireless Solutions, Clear Communications Group, Inc., George
                  A. Jackson and the TWR Family of Companies, LLC for the
                  purchase and sale of all of the issued and outstanding capital stock of TWR Telecom, Inc. and Specialty Drilling, Inc., as amended.( Exhibit 2.2 to S-1)

2.2*     -        Asset Purchase Agreement dated, November 1, 1999, by and among
                  o2wireless Solutions (formerly Clear Holdings, Inc.), Clear
                  Communications Group, Inc., McKenzie Telecommunications Group,
                  Inc. and Rhonda McKenzie for the purchase and sale of
                  substantially all of the assets of McKenzie Telecommunications
                  Group, Inc. (Exhibit 2.3 to S-1)

2.3*     -        Stock Purchase Agreement, dated as of June 15, 2000, by and among o2wireless Solutions, Clear Communications Group, Inc.,
                  Communication Consulting Services, Inc. and John J. Meyer and
                  Clyde C. Smith for the purchase and sale of all of the issued and outstanding capital stock of Communication Consulting
                  Services, Inc. (Exhibit 2.4 to S-1)

2.4*     -        Stock Purchase Agreement, dated January 2, 2001, by and among
                  o2wireless Solutions, Inc., o2wireless, Inc. and Jeffrey D.
                  Young for the purchase and sale of all of the issued and
                  outstanding capital stock of Young & Associates, Inc. (8-K)

3.1      -        Second Amended and Restated Articles of Incorporation of
                  o2wireless Solutions filed and effective August 18, 2000.

3.2      -        Amended and Restated Bylaws of o2wireless Solutions effective as of August 15, 2000.

4.1*     -        Specimen Common Stock Certificate. (S-1)

4.2      -        See Exhibits 3.1 and 3.2 for provisions of the Second Amended and Restated Articles of Incorporation, as amended, and Bylaws of o2wireless Solutions defining rights of the holders of the common stock of o2wireless Solutions.

4.3*     -        Amended and Restated Credit Agreement, dated September 29,
                  2000, by and among o2wireless, Inc. (formerly Clear
                  Communications Group, Inc.), o2wireless Solutions (formerly
                  Clear Holdings, Inc.), TWR Telecom, Inc., TWR Lighting, Inc.,
                  Rooker Tower Company, Clear Program Management, Inc.,
                  Specialty Drilling, Inc., Cellular Technology International,
                  Inc., Communications Development Systems, Inc., Clear Tower
                  Corporation, ISDC, Inc., Communications Consulting Services,
                  Inc. and various lenders and Wachovia Bank, N.A. (10-Q)

4.4*     -        Note and Equity Purchase Agreement, dated November 1, 1999, as amended, by and among Clear Communications Group, Inc.,
                  o2wireless Solutions (formerly Clear Holdings, Inc.), TWR
                  Telecom, Inc., TWR Lighting, Inc., Rooker Tower Company, Clear
                  Program Management, Inc., Specialty Drilling, Inc., Cellular
                  Technology International, Inc., Communications Development
                  Systems, Inc., Clear Tower Corporation, ISDC, Inc., and
                  American Capital Strategies, Ltd. (Exhibit No. 4.10 to S-1)

4.5*     -        Form of Common Stock Purchase Warrant, dated November 1, 1999, issued to American Capital Strategies, Ltd. by o2wireless
                  Solutions (formerly Clear Holdings, Inc.). (Exhibit No. 4.11 to S-1)

10.1*    -        1998 Stock Option Plan, as amended. (S-1)

10.2*    -        Form of Incentive Stock Option Agreement pursuant to the 1998
                  Stock Option Plan, as amended. (S-1)

10.3*    -        Registration Rights Agreement, dated November 1, 1999, by and among Stratford Capital Partners, L.P., Stratford Equity
                  Partners, L.P., RJB Management Company, Inc., DFW Capital
                  Partners, L.P., Lisa Roumell, Mark Rosenthal, Donald DeMuth,
                  Mark Malick, Andrew Roscoe, Hofe Family Limited Partnership,
                  Clear Investors, LLC, Stephen F. Johnston, Sr. and o2wireless
                  Solutions (formerly Clear Holdings, Inc.). (Exhibit No. 10.5 to S-1)

10.4*    -        Registration Rights Agreement dated November 1, 1999 by and among Clear Communications Group, Inc., o2wireless Solutions
                  (formerly Clear Holdings, Inc.), TWR Telecom, Inc., TWR
                  Lighting, Inc., Rooker Tower Company, Clear Program
                  Management, Inc., Specialty Drilling, Inc., Cellular
                  Technology International, Inc., Communications Development
                  Systems, Inc., Clear Tower Corporation, ISDC, Inc., and
                  American Capital Strategies, Ltd. (included as Article 11 to
                  Exhibit 4.4).

21.1     -        List of Subsidiaries.

23.1     -        Consent of KPMG LLP


(d) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Atlanta, State of Georgia on March 16, 2001.

                                         O2WIRELESS SOLUTIONS, INC.


                                         By:      /s/ Stephen F. Johnston, Sr.
                                            ------------------------------------
                                              Stephen F. Johnston, Sr.
                                              Chairman of the Board and Chief
                                              Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                Signature                                 Title                       Date
                ---------                                 -----                       ----

 /s/ Stephen F. Johnston, Sr.               Chairman of the Board and Chief       March 16, 2001
---------------------------------------     Executive Officer (principal          --------
Stephen F. Johnston, Sr.                    executive officer) and Director


 /s/ William J. Loughman                    Executive Vice President,             March 16, 2001
---------------------------------------     Secretary, Treasurer and Chief        --------
William J. Loughman                         Financial Officer (principal
                                            financial and accounting officer)


 /s/ Michael W. Riley                       President,  Chief Operating           March 16, 2001
---------------------------------------     Officer and Director                  --------
Michael W. Riley


 /s/ John Farmer                            Director                              March 16, 2001
---------------------------------------                                           --------
John Farmer


 /s/ Robert J. Lambrix                      Director                              March 16, 2001
---------------------------------------                                           --------
Robert J. Lambrix

                Signature                                 Title                       Date
                ---------                                 -----                       ----

 /s/ Andrew Roscoe                          Director                             March 16, 2001
---------------------------------------                                          --------
Andrew Roscoe


 /s/ Lisa Roumell                           Director                             March 16, 2001
---------------------------------------                                          --------
Lisa Roumell


 /s/ Darin Winn                             Director                             March 16, 2001
---------------------------------------                                          --------
Darin Winn

                          INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----

O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES

Independent Auditors' Report                                                       F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000                       F-3

Consolidated Statements of Operations for the Years Ended December 31,
1998, 1999 and 2000                                                                F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
December 31, 1998, 1999 and 2000                                                   F-7

Consolidated Statements of Cash Flows for the Years Ended December 31,
1998, 1999 and 2000                                                                F-9

Notes to Consolidated Financial Statements                                        F-11

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
o2wireless Solutions, Inc.:

         We have audited the accompanying consolidated balance sheets of o2wireless Solutions, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of o2wireless Solutions, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ KPMG LLP

Atlanta, Georgia
March 23, 2001

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            1999          2000
                                                                                         ----------    ----------

ASSETS:
Current Assets:
     Cash and cash equivalents                                                           $      893     $   12,191
     Restricted cash                                                                          1,616             --
     Contract revenues receivable, net of allowance for doubtful accounts
        of $872 and $812 at December 31, 1999 and 2000, respectively                         19,879         50,922
     Costs and estimated earnings in excess of billings on uncompleted
        contracts                                                                             5,704         14,137
     Inventories, net of obsolescence reserve of $321 at December 31,
        1999 and 2000                                                                         1,081          2,904
     Deferred income taxes                                                                      403            343
     Other current assets                                                                       460          1,027
                                                                                         ----------     ----------
          Total Current Assets                                                               30,036         81,524

Property and equipment, net of accumulated depreciation of $1,577 and
   $2,844 at December 31, 1999 and 2000                                                       5,002          4,994
Intangible assets, net                                                                       22,530         27,258
Deferred income taxes                                                                         1,339          2,277
Other assets                                                                                    566            236
                                                                                         ----------     ----------
                                                                                         $   59,473     $  116,289
                                                                                         ==========     ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Affiliate notes payable, current portion                                            $      500     $    2,126
     Current portion of other indebtedness                                                    1,072            176
     Accrued earn-out                                                                         4,000          1,650
     Accounts payable                                                                         9,677         20,072
     Accrued expenses                                                                         1,858          9,377
     Billing in excess of costs and estimated earnings on uncompleted
        contracts                                                                               920          3,748
                                                                                         ----------     ----------
          Total Current Liabilities                                                          18,027         37,149

Affiliate notes payable, less current portion                                                   767          1,626
Other long-term indebtedness, less current portion                                           23,692          3,459
Common stock put warrants                                                                     9,031             --
Other long term liability                                                                        --            380
                                                                                         ----------     ----------
         Total Liabilities                                                                   51,517         42,614
                                                                                         ----------     ----------

Redeemable preferred stock:
     Class A redeemable convertible preferred stock, $.01 par value; 100,000 shares authorized; 56,817 shares issued and outstanding at
         December 31, 1999; redeemable at $100 per share                                      5,300             --
     Series C redeemable convertible preferred stock, no par value; 75,000 shares authorized; 30,479 shares issued and outstanding
         at December 31, 1999;                                                                3,048             --
     Series D senior redeemable preferred stock, no par value; 100,000 shares authorized; 75,000 shares issued and outstanding at
         December 31, 1999;                                                                   2,612             --
                                                                                         ----------     ----------
                                                                                             10,960             --
                                                                                         ----------     ----------

Stockholders' equity (deficit):

     Serial preferred stock, no par value, 10,000,000 shares authorized; no
         shares issued or outstanding                                                            --             --
     Common stock, $.0001 par value 15,000,000 shares authorized and 7,189,230 issued and outstanding at December 31, 1999, 100,000,000 shares authorized and 27,242,021 shares issued and outstanding at December 31,
         2000                                                                                    --              3
    Additional paid-in capital                                                                3,261         96,571
    Deferred stock compensation                                                                  --         (1,286)
    Accumulated deficit                                                                      (6,265)       (21,613)
                                                                                         ----------     ----------
     Total stockholders' equity (deficit)                                                    (3,004)        73,675

                                                                                         ----------     ----------
                                                                                         $   59,473     $  116,289
                                                                                         ==========     ==========

See accompanying notes to consolidated financial statements

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        1998          1999          2000
                                                                     ----------    ----------    ----------

Revenues                                                             $   24,485    $   48,631    $  140,336
                                                                     ----------    ----------    ----------
Operating  expenses:
  Cost of revenues                                                       19,523        35,611        99,623
  Selling, general, and administrative expenses                           5,035         9,825        27,428
  Depreciation and amortization                                           1,398         2,120         4,260
                                                                     ----------    ----------    ----------
    Operating  (loss) income                                             (1,471)        1,075         9,025

Other income (expense):
  Interest income                                                            15            20           274
  Interest expense                                                         (902)       (2,343)       (3,845)
  Increase in fair value of put warrants                                     --            --       (13,681)
  Other                                                                      --            82           272
                                                                     ----------    ----------    ----------
       Loss before taxes, extraordinary items and
         cumulative effect of change in accounting principle             (2,358)       (1,166)       (7,955)

Income tax expense (benefit)                                                 45        (1,226)        3,099
                                                                     ----------    ----------    ----------
      (Loss) income before extraordinary items and
         cumulative effect of change in accounting principle             (2,403)           60       (11,054)

Extraordinary item -- loss on extinguishment of
   indebtedness, net of income tax benefit of
   $171 in 1999 and $2,212 in 2000                                           --          (256)       (4,294)
                                                                     ----------    ----------    ----------
     Loss before cumulative effect of change
       in accounting principle                                           (2,403)         (196)      (15,348)

Cumulative effect of change from deferral of organization
   costs to expensing costs as incurred                                      --          (121)           --
                                                                     ----------    ----------    ----------
     Net loss                                                            (2,403)         (317)      (15,348)
Preferred stock dividends and accretion of discount on
   redeemable preferred stock                                              (413)         (632)       (6,148)
                                                                     ----------    ----------    ----------
    Net loss applicable to common stockholders                       $   (2,816)   $     (949)   $  (21,496)
                                                                     ==========    ==========    ==========

Earnings per share data:

    Net loss per common share:
        Basic and diluted:
       Loss per share before extraordinary items
       and accounting change                               $     (0.40)   $     (0.08)   $     (1.15)
       Extraordinary items                                          --          (0.03)         (0.29)
       Accounting change                                            --          (0.02)            --
                                                           -----------    -----------    -----------
       Basic and diluted loss per common share             $     (0.40)   $     (0.13)   $     (1.44)
                                                           ===========    ===========    ===========

    Weighted-average common shares outstanding :
        Basic and diluted                                    7,107,968      7,188,700     14,980,193
                                                           ===========    ===========    ===========

See accompanying notes to consolidated financial statements

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           Series B                                                                      Total
                                          Convertible      Common Stock          Additional   Deferred                Stockholders'
                                          Preferred    ---------------------      Paid-In      Stock     Accumulated    Equity
                                            Stock        Shares       Amount      Capital   Compensation  Deficit      (Deficit)
                                          -----------  ----------     ------     ---------- ------------ -----------  -------------

Balance at December 31, 1997                     --     7,047,710       --        $  3,596          --    ($ 3,545)     $     51
Purchase of Comdev                            1,550            --       --              --          --          --         1,550
Conversion of stockholder notes
   payable                                       --       140,990       --             294          --          --           294
Class A redeemable convertible
   preferred stock dividend                      --            --       --            (335)         --          --          (335)
Accretion of discount on Class A
   redeemable convertible preferred
   stock                                         --            --       --             (78)         --          --           (78)
Net loss                                         --            --       --              --          --      (2,403)       (2,403)
                                           --------    ----------       --        --------    --------    --------      --------
Balance at December 31, 1998                  1,550     7,188,700       --           3,477          --      (5,948)         (921)
Exercise of employee stock options               --           530       --               1          --          --             1
Class A redeemable convertible
    preferred stock dividend                     --            --       --            (347)         --          --          (347)
Conversion of Series B convertible
   preferred stock to notes payable          (1,550)           --       --              --          --          --        (1,550)
Series C convertible preferred
   stock dividend                                --            --       --             (88)         --          --           (88)
Accretion of discount on Class A
   redeemable  convertible preferred
   stock                                         --            --       --             (78)         --          --           (78)
Accretion of discount on Series D
   redeemable preferred stock                    --            --       --            (119)         --          --          (119)
Issuance of warrants for loan
   guarantees                                    --            --       --             415          --          --           415
Net loss                                         --            --       --              --          --        (317)         (317)
                                           --------    ----------       --        --------    --------    --------      --------
Balance at December 31, 1999                     --     7,189,230       --           3,261          --      (6,265)       (3,004)
Exercise of employee stock options               --     1,015,364       --             926          --          --           926
Expiration of fair value put feature
   upon initial public offering                  --     4,532,735        1          22,712          --          --        22,713
Class A redeemable convertible
   preferred stock dividend                      --            --       --            (172)         --          --          (172)
Series C convertible preferred
   stock dividend                                --            --       --             (92)         --          --           (92)
Series D redeemable preferred
   stock dividend                                --            --       --            (615)         --          --          (615)

Accretion of discount on Class A
   redeemable convertible preferred
   stock                                         --            --       --            (382)         --          --          (382)
Unaccreted discount on Series D
   redeemable convertible preferred
   stock upon redemption                         --            --       --          (4,887)         --          --        (4,887)
Conversion of Series A into
   Common Stock                                  --     5,575,116        1           5,766          --          --         5,767
Conversion of Series C into
   Common Stock                                  --     2,990,328       --           3,093          --          --         3,093
Initial public offering of common
   stock, net                                    --     5,798,623        1          62,742          --          --        62,743
Deferred stock compensation related
   to stock option grants                        --            --       --           1,809      (1,809)         --            --
Amortization of stock compensation               --            --       --              --         523          --           523
Issuance of common stock for
   acquisitions                                  --       140,625       --             805          --          --           805
Tax benefit on disqualified disposition
   of stock options                              --            --       --           1,605          --          --         1,605
Net loss                                         --            --       --              --          --     (15,348)      (15,348)
                                           --------    ----------       --        --------    --------    --------      --------
Balance at December 31, 2000                     --    27,242,021        3          96,571      (1,286)    (21,613)       73,675
                                           ========    ==========       ==        ========    ========    ========      ========

See accompanying notes to consolidated financial statements

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                            1998        1999        2000
                                                                          --------    --------    --------

Cash flows from operating activities:
   Net loss                                                               $ (2,403)   $   (317)   $(15,348)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                         1,398       2,120       4,260
       (Gain) loss on disposal of fixed assets                                  (2)         --         104
       Accretion of loan discount                                               --          94         358
       Amortization of deferred stock-based compensation                        --          --         523
       Increase in fair value of common stock put warrants                      --          --      13,681
       Deferred income tax (benefit) expense                                    --      (1,239)      2,809
       Extraordinary loss - Loss on extinguishment of indebtedness              --         256       4,294
       Non-cash interest expense relating to warrants issuances                 --         415          --
       Write off of organization costs                                          --         121          --
       Changes in operating assets and liabilities:
       Contract revenues receivable                                         (1,077)     (9,852)    (29,213)
       Costs and estimated earnings in excess of billings
          on uncompleted contracts                                            (962)     (3,016)     (8,433)
       Inventories                                                              --          21      (1,765)
       Other current assets                                                    (26)        (92)       (567)
       Other assets                                                           (184)        (64)        335
       Accounts payable                                                      1,175       4,490      10,111
       Accrued expenses                                                       (339)        112       5,130
       Other long term liability                                                --          --         380
       Billings in excess of cost and estimated earnings
          on uncompleted contracts                                            (932)        715       2,828
                                                                          --------    --------    --------
     Net cash used in operating activities                                  (3,352)     (6,236)    (10,513)
                                                                          --------    --------    --------
Cash flows used in investing activities:
   Purchase of property and equipment                                         (465)     (1,469)     (1,631)
   Proceeds from fixed asset disposals                                          20          --          70
   Cash paid for acquisitions, net of cash acquired                         (3,470)     (9,834)     (5,471)
                                                                          --------    --------    --------
     Net cash used in investing activities                                  (3,915)    (11,303)     (7,032)
                                                                          --------    --------    --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                   --          --      62,742
   Restricted cash held in escrow                                               --      (1,616)      1,616

   Repayment of notes payable converted from Series B
      preferred stock                                                           --      (1,550)         --
   Preferred stock dividends                                                    --          (1)       (331)
   Exercise of stock options and warrants                                       --           1         926
   Repayment of various notes payable                                       (2,603)     (4,434)     (2,875)
   Proceeds from (repayment of) Fleet Facility, net                          9,262      (9,750)         --
   Proceeds from borrowing under Wachovia Facility                              --      15,242      19,012
   Repayment of borrowings under Wachovia Facility                              --          --     (31,329)
   Repayment of preferred stock                                                 --          --      (7,918)
   Issuance of Series C convertible preferred stock                             --       2,961          --
   Issuance of Series D redeemable preferred stock and warrants                 --       7,197          --
   Issuance (repayment) of Tranche A notes and warrants                         --      13,000     (13,000)
   Payment of loan costs for refinancing                                        --      (2,803)         --
                                                                          --------    --------    --------
     Net cash provided by financing activities                               6,659      18,247      28,843
                                                                          --------    --------    --------
Net (decrease) increase in cash and cash equivalents                          (608)        708      11,298

Cash and cash equivalents at beginning of period                               793         185         893
                                                                          --------    --------    --------
Cash and cash equivalents at end of period                                $    185    $    893    $ 12,191
                                                                          ========    ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                               $    717    $  2,066    $  3,467
                                                                          ========    ========    ========

Non cash investing and financing activities:

   Conversion of stockholder notes to additional paid-in capital          $    295    $     --    $     --
                                                                          ========    ========    ========
   Conversion of Series B preferred stock to notes payable                $     --    $  1,550    $     --
                                                                          ========    ========    ========
   Expiration of fair value put feature upon initial public
      offering                                                            $     --    $     --    $ 22,712
                                                                          ========    ========    ========
   Conversion of preferred stock to common stock                          $     --    $     --    $  8,859
                                                                          ========    ========    ========

See accompanying notes to consolidated financial statements

                           O2WIRELESS SOLUTIONS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

(A) ORGANIZATION AND BASIS OF PRESENTATION

         o2wireless Solutions, Inc. and subsidiaries (formerly Clear Holdings, Inc. and subsidiaries) - (the "Company") is headquartered in Atlanta, Georgia. On November 12 ,1997, Clear Communications Group, Inc. was merged into American Communications Group, Inc. ("ACCI"), an affiliated company under common control, and ACCI changed its name to Clear Communications Group, Inc. ("Clear Group").

         The following is a summary of our significant acquisitions. In November, 1997, Clear Group acquired all of the outstanding stock of ISDC, Inc. ("ISDC") and substantially all of the assets and liabilities of the construction division of Minerich, Inc. ("Minerich"). During 1998, Clear Group acquired all of the outstanding stock of Communications Development Systems, Inc. ("Comdev"). In January, 1999, the Company acquired all of the outstanding stock of Cellular Technology International, Inc. ("Cell Tech"), in a purchase transaction. In November , 1999, the Company acquired all of the outstanding stock of TWR Telecom, Inc., and its subsidiaries, and Specialty Drilling, Inc., collectively ("TWR Group"), in a purchase transaction. Also on this date, the Company purchased substantially all of the assets and liabilities of McKenzie Telecommunications Group, Inc. ("MTG"). In June, 2000, the Company, through its subsidiary Clear Communications Group, Inc., acquired all of the issued and outstanding common stock of Communication Consulting Services, Inc. ("CCS"). In September, 2000, the Company purchased substantially all of the assets of Wireless Sites Development, Inc. ("WSD"). In December, 2000, the Company purchased all of the issued and outstanding share capital of HAF Limited ("HAF").

         The telecommunications market is characterized by significant risks as a result of changes in technology, continued growth and outsourcing of telecommunications networks, consolidation of equipment vendors and other significant factors. The Company's ability to manage future expansion, manage personnel levels and third-party subcontractors is critical to achieving profitability. Changes in technology, economic conditions or the loss of one or more of the Company's key customers, among other factors, could have a material adverse effect on the Company's financial position and results of operations. See Item 1. "Risk Factors."

(B) DESCRIPTION OF BUSINESS

         The Company provides comprehensive integrated network solutions to all sectors of the global wireless telecommunications industry. This comprehensive end-to-end solution enables the Company to address the current and emerging network infrastructure requirements of their

                           O2WIRELESS SOLUTIONS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES - (CONTINUED)

customers. These solutions enable its customers to plan, design, deploy and maintain their wireless networks. The Company also offers business planning and consulting services to wireless telecommunications industry participants.


(C) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial statements of o2wireless Solutions, Inc. and its wholly owned subsidiaries from the respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(D) CONTRACT REVENUE AND COST RECOGNITION

         Revenue on time and materials contracts is recognized as services are rendered. Revenue on fixed price contracts is recognized on the percentage-of-completion method. Under the percentage-of-completion method, in each period expenses are recognized as incurred and revenue is recognized based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue recognized in a given quarter depends on the costs incurred for individual projects and the estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Estimated costs to complete a project are based on many factors. Accordingly, the final project cost may vary from the original estimate. Certain project costs can vary significantly from original estimates which may lead to significant fluctuations in actual gross margin compared to projected margins. As a result, gross margins in future periods may be significantly reduced, and in some cases, a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

         Contract costs include all direct materials, compensation and benefits, living and travel expenses, payments to third-party sub-contractors and other direct project-related expenses, and allocations of indirect overhead. Cost of revenues excludes down-time for direct compensation and benefits, training and other indirect overhead and related costs which are included in selling, general and administrative expenses. Selling, general and administrative costs are charged to expense as incurred.

Costs and estimated earnings in excess of billings on uncompleted contracts, represents revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings in excess of revenues recognized.

                           O2WIRELESS SOLUTIONS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES - (CONTINUED)

(E) CASH EQUIVALENTS

         The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

(F) INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for all inventories. The inventories are primarily composed of raw materials for use in the manufacture of tower lighting systems.

 (G) PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Significant additions which extend lives are capitalized. Normal maintenance and repair costs are expensed as incurred.

(H) GOODWILL

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period of benefit, ranging from 5-10 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(I) OTHER INTANGIBLE ASSETS

         Other intangible assets represent wireless tower design rights, which are amortized on a straight-line basis primarily over five years.

(J) ORGANIZATION COSTS

         Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"), which requires that start-up costs be expensed as incurred.

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES - (CONTINUED)

         Adoption of SOP 98-5 required the write-off of $121,000 in 1999, related to previously capitalized and unamortized organization costs.

(K) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(L) INCOME TAXES

         The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(M) STOCK OPTION PLANS

         The Company accounts for its stock option plans in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 encourages companies to recognize as expense over the vesting period the fair value of all stock-based awards on the grant date. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, ("APB No. 25") and related FIN No. 44, and provide pro forma net earnings and pro forma earnings per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. In accordance with APB No. 25, and related interpretations, compensation expense is generally only recorded to the extent that the market price of the underlying stock at the date of grant exceeds the exercise price. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosures required by SFAS No. 123.

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES - (CONTINUED)

(N) EARNINGS (LOSS) PER SHARE

         The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings (loss) per share is determined by dividing net earnings (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities and other common stock equivalents. Due to losses applicable to common stockholders, potentially dilutive securities and other common stock equivalents are not included in the computation of diluted per share amounts as the effects would be anti-dilutive. Potential weighted average shares of common stock excluded from the computation of diluted per share amounts because their effects would be anti-dilutive approximated 4,656,000, 17,452,000 and 11,893,000 for the years ended December 31, 1998, 1999, and
2000. As of December 31, 2000, potential dilutive securities and other common stock equivalents not included in the computation of diluted per share amounts because their effects would be anti-dilutive approximated 4,038,000.

(O) COMMON STOCK PUT WARRANTS

         Common stock put warrants issued by the Company allow the holders to sell back to the Company at fair value any stock purchased under the warrants at various dates in accordance with the respective agreements, subject to a maximum redeemable value of approximately $22.7 million. Accordingly, the warrants are considered liabilities and are recorded at fair value in the accompanying consolidated balance sheets. The fair value of the warrants was determined using the Black-Scholes pricing model. Any changes in fair value during the period are recorded as components of the results of operations. The put feature on all common stock put warrants expired during 2000. Accordingly, the liability was reclassified to stockholders' equity.

(P) USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates.

(Q) COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income or loss and its components in

                           O2WIRELESS SOLUTIONS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES - (CONTINUED)

a full set of financial statements. Comprehensive income or loss consists of net income or loss and all other gains and losses that are excluded from net income by current accounting standards, and is presented in the statement of stockholders' equity. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations. The Company has no "other" comprehensive income or loss to report for the years ended December 31, 1998, 1999, or 2000.

(R) FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying amounts reported for the Company's line of credit and notes payable to banks approximate their fair value because the underlying instruments bear interest at rates and terms comparable to current terms offered to the Company for instruments of similar risk. The fair values of affiliate notes payable and senior subordinated notes payable are not estimable due to their related party nature.

(S) SEGMENT REPORTING

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates and manages its business as a single segment.

(T) NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, which postpones the mandatory adoption date of SFAS No. 133 by the Company until January 1, 2001.

         SFAS No. 133 requires that all derivatives be recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, SFAS No. 133 requires that the Company designate the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a foreign

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES - (CONTINUED)

currency hedge, (iv) a net hedge of an investment in a foreign operation, or
(v) a trading instrument. The Company has entered into an interest rate swap agreement which it classifies as a cash flow hedge. The Company does not have any other derivative instruments and does not expect that its adoption of SFAS No. 133 on January 1, 2001 will have a significant effect on its consolidated financial position or results of operations.

         In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25, Accounting for Stock Issued to Employees, to certain areas of stock based compensation. Among other issues, FIN No. 44 clarifies the accounting consequences of a modification to the terms of a fixed stock option award. FIN No. 44 is effective July 1, 2000 but covers specific events, such as option repricing, which occurred after either December 15, 1998 or January 12, 2000. During 1999, the Company repriced certain employee incentive stock options. The options were all exercised on or before August 16, 2000.

(U) RECLASSIFICATIONS

         Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform with the presentation adopted in 2000.

2. ACQUISITIONS

         (a) In November 1997, the Company issued 812,416 shares of its common stock at a price of $1.722 (the original conversion price of the Class A Stock) for a purchase price of $1.4 million in exchange for all of the outstanding shares of ISDC. The Company also incurred $97,000 in acquisition costs. ISDC, located in Frederick, Maryland, provides engineering, project management, and construction services for wireless communications site development. The excess of purchase price over the fair value of the net assets acquired was $1.6 million and has been recorded as goodwill. Pursuant to the merger agreement, notes payable totaling $619,000 in November 1997 assumed from ISDC in connection with the purchase were satisfied in full on September 15, 1998. Also in November, 1997, Clear Group acquired substantially all the assets and liabilities of Minerich for a total purchase price of $6.7 million. The purchase price consisted of $4.7 million in cash, a $2.0 million note payable to Minerich, Inc. (note 6) and $77,000 in acquisition costs. Minerich, located in Richmond, Kentucky, provides engineering, project management, and construction services for wireless communications site development. The assets acquired included wireless tower design rights valued at $750,000. The excess of purchase price over the fair value of the net assets acquired was $2.6 million and has been recorded as goodwill.

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. ACQUISITIONS - (CONTINUED)

         The acquisitions of ISDC and Minerich have been accounted for under the purchase method of accounting and, accordingly, the results of operations were recorded from the respective dates of acquisition.

         The fair values of the assets purchased and the liabilities assumed by the Company are set forth below: (in thousands of dollars)


Current assets                                                    $ 4,158
Property and equipment                                              1,968
Intangibles                                                           750
Goodwill                                                            4,245
Liabilities assumed                                                (2,891)
                                                                  -------
Purchase price of ISDC and Minerich                               $ 8,230
                                                                  =======

         (b) In June 1998, the Company purchased all of the issued and outstanding shares of Comdev for a total purchase price of $5.2 million. The purchase price consisted of $3.5 million in cash, $1.6 million in Series B convertible preferred stock (note 10) and $147,000 in acquisition costs. Comdev, located in West Caldwell, New Jersey, provides project management and construction services for wireless communications site development. The excess of purchase price over the fair value of the net assets acquired was $4.9 million and has been recorded as goodwill.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations were recorded from the date of acquisition.

         The fair value of the assets purchased and the liabilities assumed in the Comdev acquisition are set forth below: (in thousands of dollars)


Current assets                                                     $   963
Property and equipment                                                 120
Goodwill                                                             4,879
Liabilities assumed                                                   (755)
                                                                   -------
Purchase price of Comdev                                           $ 5,207
                                                                   =======

         (c) In January 1999, the Company purchased all of the issued and outstanding shares of Cell Tech, a Charlotte, North Carolina based company, for a total initial purchase price of $1.7 million. The initial purchase price consisted of $1.4 million in cash and $299,000 of acquisition costs. An earn-out payment of up to $5.0 million subject to certain adjustments as defined in the purchase agreement, was required. The Company accrued an additional $4 million of goodwill for this earn-out payment as of December 31, 1999, based on management's estimate of the

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. ACQUISITIONS - (CONTINUED)

amount to be paid.

On May 24, 2000 the Company paid $400,000 in cash and issued a promissory note in the amount of $4.1 million to the sellers in settlement of the earn-out and increased goodwill another $500,000 (note 6). The note bears interest at the prime rate and is payable in eight equal quarterly installments plus interest beginning on July 1, 2000.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included since January, 1999.

         The fair values of the assets purchased and the liabilities assumed in the Cell Tech acquisition are set forth below: (in thousands of dollars)


Current assets                                                    $ 2,213
Property and equipment                                                 45
Goodwill                                                              177
Liabilities assumed                                                  (750)
                                                                  -------
Initial purchase price of Cell Tech                               $ 1,685
                                                                  =======

         (d) In November, 1999, the Company purchased all of the issued and outstanding shares of TWR Group, Houston, a group of Texas based companies, for an initial purchase price of $10.1 million. The initial purchase price consisted of $9.9 million in cash and $181,000 of acquisition costs. An earn-out payment of up to $3.3 million may be required based on the excess of EBITDA of the TWR Group, over $3.5 million if any, for the fiscal year ended December 31, 1999. As of December 31, 2000, the Company has accrued approximately $1.7 million for the potential earn-out payment, which has been recorded to goodwill. An additional deferred payment of $2.3 million was also accrued as of December 31, 2000, and charged to goodwill. This amount was paid one-third in cash and two-thirds in common stock of the Company, in January 2001.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included since November 1999.

         All future earn-out and additional payments, if any, will be recorded as additional goodwill and amortized over the remaining life.

         The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values determined by the Company as set forth below: (in thousands of dollars)

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. ACQUISITIONS - (CONTINUED)


Current assets                                                    $ 7,263
Property and equipment                                              2,157
Initial Goodwill                                                    6,286
Liabilities assumed                                                (5,617)
                                                                  -------
Initial purchase price of TWR Group                               $10,089
                                                                  =======

         (e) Also in November 1999, the Company purchased substantially all of the assets and liabilities of MTG, a Phoenix, Arizona company, for an initial purchase price of $269,000. The initial purchase price consisted of $200,000 in cash, and $69,000 of acquisition costs. An earn-out payment based on the excess of fiscal year 2000 EBITDA over a predetermined amount is payable the first year following closing. The earn-out is payable in common stock of the Company. The Company continues to negotiate with the seller and is currently unable to estimate the amount of the earn-out, if any, that will be paid.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included since November, 1999.

         Any future payments will be recorded as additional goodwill and amortized over the remaining life.

         The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values determined by the Company as set forth below:


Current assets                                               $   441
Property and equipment                                            10
Goodwill                                                       1,557
Liabilities assumed                                           (1,739)
                                                             -------
Initial purchase price of MTG                                $   269
                                                             =======

         (f) In June 2000, the Company acquired all of the issued and outstanding common stock of Communication Consulting Services, Inc. a Chicago, Illinois based company, ("CCS"), for an initial purchase price of $2.3 million. The initial purchase price consisted of $2.3 million in cash, and $94,000 of acquisition costs.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included since June 2000.

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. ACQUISITIONS - (CONTINUED)

The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values determined by the Company as set forth below: (in thousand of dollars)


Current assets                                         $  1,114
Property and equipment                                       67
Goodwill                                                  1,487
Liabilities assumed                                        (324)
                                                       --------
Initial purchase price of CCS                          $  2,344
                                                       ========

         (g) In September 2000, the Company purchased substantially all of the assets of Wireless Sites Development, Inc., a New Jersey based company ("WSD"), for a purchase price of $310,000. The purchase price consisted of $50,000 in cash, a note payable for $250,000 (note 6) and $10,000 of acquisition costs.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included since September 2000.

         The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values determined by the Company as set forth below:


Current assets                                            $   58
Property and equipment                                        39
Goodwill                                                     266
Liabilities assumed                                          (53)
                                                          ------
Initial purchase price of WSD                             $  310
                                                          ======

         (h) In October 2000, the Company purchased all of the shares of Cardinal Engineering Corporation, a North Carolina based company, for a purchase price of $182,000. The purchase price consisted of $170,000 in cash and $12,000 of acquisition costs.

         The acquisition has been accounted for under the purchase method of accounting.

         The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values determined by the Company as set forth below: (in thousands of dollars)

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. ACQUISITIONS - (CONTINUED)

Goodwill                                                          $  182
                                                                  ------

Purchase price of Cardinal Engineering                            $  182
                                                                  ======

         (i) In December 2000, the Company purchased substantially all of the issued and outstanding Share Capital of HAF Limited, a United Kingdom based company, for a purchase price of $4.3 million. The purchase price consisted of $2.9 million in cash, $805,000 in common stock of the Company, a note payable for $450,000 (note 6) and $121,000 of acquisition costs. The Company may, but is not required to, make a Section 338 election for income tax purposes which would require an additional payment to the seller for an increase in the Company's income tax basis. Any additional payments would increase goodwill.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included since December 2000.

         The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values determined by the Company as set forth below: (in thousands of dollars)


Current assets                               $   389
Property and equipment                            --
Goodwill                                       4,155
Liabilities assumed                             (243)
                                             -------
Purchase price of HAF                        $ 4,301
                                             =======

         (j) Unaudited pro forma results of operations (in thousands, except per share data) for the years ended December 31, 1999 and 2000, assuming the 1999 and 2000 acquisitions occurred as of January 1, 1999 are as follows: (in thousands of dollars)


                                                                         1999                       2000
                                                                       --------                   ---------

Revenues                                                               $ 75,835                   $ 145,159
Loss before extraordinary items and cumulative effect
   of change in accounting principle applicable to
   common stockholders                                                   (2,590)                     (8,407)
Net loss applicable to common stockholders                               (2,967)                    (21,163)
Net loss per share applicable to common
stockholders                                                           $  (0.41)                  $   (1.41)
                                                                       --------                   ---------

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. CONTRACTS IN PROGRESS

         The Company's costs, earnings, and billings on uncompleted contracts at December 31, 1999 and 2000 are as follows: (in thousands of dollars)


                                                                         1999                       2000
                                                                       --------                   --------

Costs incurred on uncompleted contracts                                $ 21,806                   $ 71,135
Estimated earnings                                                        6,031                     28,939
Less billings to date                                                   (23,053)                   (89,685)
                                                                       --------                   --------
   Total                                                               $  4,784                   $ 10,389
                                                                       ========                   ========

Included in the accompanying balance sheets:

Costs and estimated earnings in excess of billings on
   uncompleted contracts                                               $  5,704                   $ 14,137
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                   (920)                    (3,748)
                                                                       --------                   --------

   Total                                                               $  4,784                   $ 10,389
                                                                       ========                   ========

4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 1999 and 2000: (in thousands of dollars)


                                                   ESTIMATED
                                                 USEFUL LIVES
                                                   IN YEARS                 1999                     2000
                                                 ------------             -------                   -------

Land                                                  --                  $   117                   $   117
Buildings                                             40                      635                       979
Leasehold improvements                              4 - 5                     110                       472
Vehicles                                            3 - 7                   2,435                     2,011
Furniture, fixtures, and equipment                  3 - 10                  3,282                     4,259
                                                                          -------                   -------
   Total property and equipment                                             6,579                     7,838
Less accumulated depreciation                                              (1,577)                   (2,844)
                                                                          -------                   -------
   Net property and equipment                                             $ 5,002                   $ 4,994
                                                                          =======                   =======

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. INTANGIBLE ASSETS

         Intangible assets at December 31, 1999 and 2000 consist of the following: (in thousands of dollars)


                                                                 ESTIMATED
                                                               USEFUL LIVES
                                                                 IN YEARS                 1999                     2000
                                                               ------------             -------                   -------


Goodwill, net of accumulated amortization of $1,770
   and $4,026 for 1999 and 2000, respectively                     5 - 10                $19,375                   $26,971
Tower design rights, net of accumulated amortization
   of $313 and $463 for 1999 and 2000, respectively                 5                       437                       287
Loan organization costs, net of accumulated
amortization of $86                                               5 - 6                   2,718                        --
                                                                                        -------                   -------
                                                                                        $22,530                   $27,258
                                                                                        =======                   =======

6. AFFILIATES NOTES PAYABLE

         Affiliates notes payable resulting from acquisitions are payable to the sellers currently employed by the Company which consist of the following at December 31, 1999 and 2000: (in thousands of dollars)


                                                                                           1999             2000
                                                                                           ----             ----

Note payable to Minerich, Inc. former shareholders' resulting from the acquisition of Minerich (note 2). The note, which bears interest at the prime rate (8.25% at December 31, 1999), was payable in 60 monthly principal payments of $33 plus interest, beginning on January 1, 1998. The note was
   fully repaid in 2000;                                                                  $1,267            $   --

Note payable to Cell Tech former shareholders' resulting from the acquisition of
   Cell Tech (note 2). The note, which bears interest at the prime rate (9.50%
   at December 31, 2000), is payable in 8 quarterly installments of $513 plus
   interest, beginning on July 1, 2000                                                    $   --            $3,076

Note payable to Wireless Sites Development, Inc. former shareholders' resulting from the acquisition of Wireless Sites Development Inc., (note 2). The note, which bears interest at 10.00% is payable in 36 monthly installments of $7
   plus interest, beginning on October 1, 2000                                            $   --            $  226

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. AFFILIATES NOTES PAYABLE - (CONTINUED)

Note payable to HAF Limited's former shareholders, resulting from the acquisition of HAF Limited, (note 2). The note, which bears interest at 9.50% is payable in 12 monthly installments of $37 plus interest
   beginning on February 1, 2002                                                         $   --            $  450
                                                                                         ------            ------

Total notes payable to affiliates                                                        $1,267            $3,752
Less current portion of notes payable to affiliates                                         500            $2,126
                                                                                         ------            ------
Long term notes payable to affiliates                                                    $  767            $1,626
                                                                                         ======            ======

Required principal repayments on the affiliate notes payable are as follows:


Year Ending December 31,
------------------------

2001                            $  2,126
2002                            $  1,521
2003                            $    105
                                --------
                                $  3,752
                                ========

7. OTHER LONG-TERM INDEBTEDNESS

         The Company's other long-term indebtedness at December 31, 1999 and 2000 is comprised of the following: (in thousands of dollars)


                                                                            1999                  2000
                                                                          --------               -------

Bank revolving line of credit                                             $  4,742               $ 2,925
Bank term loan                                                              10,500                    --
Senior subordinated notes, net of discount of $4,233 in 1999                 8,767                    --
Notes payable on vehicle and equipment purchases                               755                   710
                                                                          --------               -------

   Total long-term debt                                                     24,764                 3,635
Less current portion of long-term debt                                      (1,072)                 (176)
                                                                          --------               -------
   Long-term indebtedness                                                 $ 23,692               $ 3,459
                                                                          ========               =======

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. OTHER LONG-TERM INDEBTEDNESS - (CONTINUED)

(A) BANK CREDIT FACILITIES

         On November 1, 1999, the Company completed a refinancing of its credit facilities and replaced its previous $25 million facility from Fleet National Bank (the "Fleet Facility") with a $25 million facility from Wachovia Bank N.A. (the "Wachovia Facility"). The Fleet Facility was composed of a $10 million revolving working capital facility and a $15 million build-to-suit facility with interest rates based on the greater of the prime rate, the federal funds rate, or LIBOR, plus an applicable margin ranging from 1.25% to 3.75% depending on certain financial ratios, as defined. An extraordinary loss of $427,000 was realized in 1999 upon extinguishment of this indebtedness.

         The Wachovia Facility was initially composed of the following: (a) a $10.5 million term loan; (b) an $11.5 million revolving working capital facility; and (c) a $3 million acquisition loan facility. At December 31, 1999, $4.7 million was outstanding under the revolving working capital facility. On July 17, 2000 the Company increased its credit facility with Wachovia by $10 million. In August, 2000, the Company repaid all amounts outstanding under its credit facility with the proceeds from the Company's initial public offering. At that time, the Company wrote off the remaining capitalized loan costs of $2.6 million relating to this facility. This amount was recorded as an extraordinary item. On September 29, 2000 the Company amended its $35 million senior credit facility with Wachovia. The new facility consists entirely of a $35 million revolving loan facility. The maximum amount that may be borrowed under the revolving credit facility is limited to a multiple of trailing earnings before income taxes, depreciation and amortization (EBITDA). Accordingly the Company's ability to borrow under this facility is contingent upon EBITDA. All loans are payable in full on November 1, 2004. The terms of the credit agreement include many covenants and restrictions including but not limited to those discussed herein. Certain of the terms require the maintenance of specified levels of profitability and debt-to-net worth and current ratios. In addition, the covenants limit the Company's ability to sell its assets or merge with or acquire other businesses. The covenants also limit capital expenditures and prohibit the Company from paying dividends on its common stock or incurring additional indebtedness. Management believes the Company is in compliance with all outstanding financial and operational covenants. As of December 31, 2000, the interest rate for the loan was based on LIBOR plus a margin of 1.5%. The weighted average interest rate at December 31, 2000 was 9.5%.

(B) SENIOR SUBORDINATED NOTES

         On November 1, 1999, the company executed an agreement with American Capital Strategies, Ltd. ("ACS") to issue up to $17.5 million in senior subordinated convertible notes,

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. OTHER LONG-TERM INDEBTEDNESS - (CONTINUED)

designated as $13 million Tranche A notes (the "Notes") and $4.5 million Tranche B notes. The Company issued $13 million of Tranche A notes at closing. These senior subordinated notes were repaid in August 2000 with the proceeds of the Company's initial public offering.

         In connection with the issuance of the Tranche A notes, ACS received warrants to purchase 2,736,821 shares of common stock (the "Warrants") with an exercise price of $.0038. The Warrants were valued in total at $4.3 million at December 31 ,1999 using the Black-Scholes pricing model based on an estimated fair value of $1.74 per common share and were recorded as a discount from the face value of the Notes. The discount of $4.3 million was accreted as additional interest expense totaling $94,000 in 1999 and $4.2 million in 2000, $3.9 million of which was recorded as an extraordinary item. On September 11, 2000, in connection with the exercise of the underwriters' over-allotment option, ACS exercised 179,646 of its warrants on a cashless basis with the remaining 2,557,175 still outstanding at December 31, 2000. The warrants contained fair value put features limited to a specified amount. The put features expired upon completion of the Company's initial public offering.

(C) NOTES PAYABLE

         In addition to the credit facilities and affiliate notes payable, the Company also has various notes payable arising from vehicle and equipment purchases. These notes bear interest at varying rates, require monthly installments of principal and interest, and are secured by vehicles and equipment.

         The aggregate maturities of the Company's long-term indebtedness are as follows: (in thousands of dollars)


                                               NOTES       REVOLVING LINE
YEAR ENDING DECEMBER 31,         PAYABLE     OF CREDIT        TOTAL

2001                              $  176      $   --         $  176
2002                                 237          --            237
2003                                 257          --            257
2004                                  38       2,925          2,963
Thereafter                             2          --              2
                                  ------      ------         ------
   Total                          $  710      $2,925         $3,635
                                  ======      ======         ======

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. OTHER LONG-TERM INDEBTEDNESS - (CONTINUED)

(D) INTEREST RATE SWAP AGREEMENT

         In January, 2000 the Company entered into an interest rate swap agreement with Wachovia Bank, N.A. and First Union Bank, to swap interest payments from a floating rate of LIBOR to a fixed interest payment of 7.25% on a notional principal of $12.5 million. The swap agreement terminates on January 7, 2003. The Company does not use derivative financial instruments for trading purposes. The net amount paid or received will be recorded as an adjustment to interest expense over the term of the agreement. The Company's accounting policies for this instrument are based on the Company's designation of such instrument as a hedging transaction against the Company's debt.

         During 2000 the notional principal amount exceeded the underlying liability and as a result the interest rate swap was recorded at market value of ($380,000).

8. STOCKHOLDERS' EQUITY

(A) INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED STOCK AND WARRANTS

         On August 21, 2000, the Company completed the initial public offering of its common stock. In conjunction with the closing of that offering, the Company issued and sold 5,798,623 shares and some of its shareholders sold 301,377 shares of common stock (excluding shares sold pursuant to the underwriters' over-allotment option). The shares were sold by the Company at $12.00 per share less an underwriting discount of $0.84 per share. The Company received net proceeds (after underwriter discounts and offering expenses) of approximately $62.7 million in cash, of which amount, approximately $31.3 million was used to repay indebtedness outstanding under the credit facility with Wachovia Bank, N.A., $13 million to redeem senior subordinated notes held by American Capital Strategies, Ltd., and approximately $7.9 million to redeem the Series D preferred stock, held by Stratford Capital Partners, L.P. and Stratford Equity Partners, L.P. In connection with the public offering, each share of the convertible preferred stock automatically converted into approximately 96.7 shares of common stock or an aggregate of 8,565,444 shares. With the exception of outstanding warrants to purchase 2,557,175 shares, all of the warrants have converted to common stock. Upon the completion of the initial public offering, the put feature on common stock put warrants expired.

B) COMMON STOCK SPLIT

         On June 29, 2000, the Company effected a 2.65-for-one stock split of the Company's common stock. All share and per share data in the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively restated to reflect the stock split.

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. CLASS A REDEEMABLE CONVERTIBLE PREFERRED

         On November 19, 1997, the Company issued 50,000 shares of Redeemable Class A Convertible Preferred Stock ("Class A Stock") in a private placement for total proceeds of $5 million. The Class A Stock accrued dividends at the rate of $6 per share per year, payable quarterly either in cash or, at the election of the Board of Directors in shares of Class A Stock valued at $100 per share. In connection with the public offering each share of Class A stock automatically converted into approximately 96.7 shares of common stock or an aggregate of 5,575,116 shares.

10. SERIES B CONVERTIBLE PREFERRED STOCK

         The Company authorized 31,000 shares of Series B Convertible Preferred Stock ("Series B Stock") with a total value of $1,550,000 for issuance in the purchase of Comdev on June 9, 1998.

         On June 3, 1999, the Company elected to convert the Series B Stock to promissory notes in the principal amounts of $581,000 and $969,000, earning interest at the prime rate per annum, payable to the two former principals of Comdev. On November 8, 1999, the aggregated outstanding principal and interest since issuance of the promissory notes was paid in full.

11. SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

         During 1999, the Company, in conjunction with DFW Capital Partners, LP and Clear Investors, LLC, both related parties, executed a preferred stock purchase agreement for the purpose of issuing and selling up to 75,000 shares of Series C convertible preferred stock ("Series C Stock") to existing holders of the Company's common and preferred stock. As of December 31, 1999, a total of 29,607 shares at $100 each had been issued for a total consideration of $3.0 million.

         The holders of the Series C Stock were entitled to a dividend of $6 per share per annum payable quarterly in cash, or at the election of the Company, in shares of Series C Stock. In connection with the public offering each share of Series C Stock automatically converted into approximately
96.7 shares of common stock or an aggregate of 2,990,328 shares.

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. SERIES D SENIOR REDEEMABLE PREFERRED STOCK

         On November 1, 1999, the Company executed a securities agreement with Stratford Capital Partners, LP and Stratford Equity Partners, LP (collectively "Stratford Partners") to issue up to 100,000 shares of the Company's Series D senior redeemable preferred stock ("Series D Stock"), and certain detachable common stock warrants (the "Stratford Warrants") collectively (the "Securities"). At closing, for a total of $7,500,000, the Company issued to Stratford Partners 75,000 shares of the Series D Stock at $100 per share, along with Stratford Warrants to purchase 3,953,150 common shares for a price of $.0038 each. The Stratford Warrants were valued at $4.7 million with a corresponding reduction to the recorded value of the Series D Stock. In connection with the Series D stock issuance, offering costs of $303,000 were incurred. Of the discount of $5.0 million from redemption value on the Series D Stock, $119,000 was accreted in 1999 with the remaining $4.9 million accreted during 2000. All of the warrants were exercised in a cashless exercise during 2000 converting into 3,951,899 common shares. The Stratford warrants and securities contained fair value put provisions which were limited to a specified amount and expired upon the initial public offering. The Securities were repaid with the proceeds of the Company's initial public offering.

13. INCOME TAXES

         The Company files a consolidated income tax return with its majority-owned subsidiaries. The components of the income tax expense (benefit) for the three years ended December 31, 2000 are as follows: (in thousands of dollars)


                                               YEAR ENDED DECEMBER 31,
                                                  (IN THOUSANDS)
                                    ----------------------------------------------
                                    1998               1999                  2000
                                    ----              -------               ------
       Current:
            Federal                 $ --              $    --               $   --
           State                      45                   12                  161
                                    ----              -------               ------
                                      45                   12                  161
                                    ----              -------               ------
       Deferred:
           Federal                    --               (1,304)                 591
           State                      --                 (105)                 135
                                    ----              -------               ------
                                                       (1,409)                 726
                                    ----              -------               ------
                 Total              $ 45              $(1,397)              $  887
                                    ====              =======               ======

         Income tax expense (benefit) is included in the Consolidated Financial Statements as follows: (in thousands of dollars)

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. INCOME TAXES - (CONTINUED)


                                                               YEAR ENDED DECEMBER 31,
                                                                  (IN THOUSANDS)
                                               ---------------------------------------------------
                                                 1998                  1999                 2000
                                               -------               -------               -------

           Continuing operations               $    45               $(1,226)              $ 3,099
           Extraordinary items                      --                  (171)               (2,212)
                                               -------               -------               -------
                                                    45                (1,397)                  887
                                               -------               -------               -------


         In connection with the Company's initial public offering of common stock in August of 2000, various employees exercised their incentive stock options and disposed of the underlying common stock of the Company prior to the one-year stock holding period as mandated by Internal Revenue Code Section 422(a)(1). As a result, the Company measured the compensation element associated with such disqualifying dispositions of stock and reported such amounts to the employees as income. The resulting income tax deduction available to the Company created a deferred income tax benefit that is properly chargeable to Additional Paid-in Capital in accordance with Accounting Pronouncements Bulletin No. 25. As a result of the above transaction, the components of deferred income tax expense (benefit) for the year ended December 31, 2000 are presented below: (in thousands of dollars)


                                                                                YEAR ENDED DECEMBER 31,
                                                                                        2000
                                                                                   (IN THOUSANDS)
                                                                                -----------------------
       Current year (increase) decrease in net deferred income tax asset               $   (878)
       Stock compensation tax benefit credit to Additional Paid-in Capital                1,604
                                                                                       --------
       Deferred income tax expense per Consolidated Statement of Operations            $    726
                                                                                       ========

         A reconciliation of the expected income tax expense (benefit) on income (loss) before extraordinary items and cumulative effect of a change in accounting principle (based on the Federal statutory rate of 34%) to the actual income tax expense (benefit) for the three years ended December 31, 2000 is as follows:

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. INCOME TAXES - (CONTINUED)


                                                                YEAR ENDED DECEMBER 31,
                                                                    (IN THOUSANDS)
                                                       ---------------------------------------------
                                                        1998             1999                 2000
                                                       -----            -------              -------

Computed "expected" tax expense (benefit)               (802)              (396)              (2,705)
Nondeductible goodwill amortization                       37                114                  523
Common stock put warrant charges                          --                 --                4,651
Other nondeductible items                                 23                104                  389
State income taxes, net of Federal benefit              (122)               (61)                 241
Change in valuation allowance                            942               (942)                  --
Other, net                                               (33)               (45)                  --
                                                       -----            -------              -------

Provision (benefit) for income taxes                   $  45            $(1,226)             $ 3,099
                                                       =====            =======              =======

         The income tax effect of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities at December 31, 1999 and 2000 is presented below: (in thousands of dollars)


                                                                           DECEMBER 31,
                                                                          (IN THOUSANDS)
                                                                       -------------------
                                                                         1999        2000
                                                                       --------     ------
   Deferred income tax assets:
        Net operating loss carry-forwards                                 1,296      1,985
        Allowance for doubtful accounts                                     368         79
        Amortization of goodwill                                            244        400
        Other, net                                                          145        417
                                                                       --------     ------
             Total gross deferred income tax asset                        2,053      2,881
        Less:  valuation allowance                                           --         --
                                                                       --------     ------
             Deferred income tax assets                                   2,053      2,881
   Deferred income tax liabilities:
        Differences in the book and tax bases                              (311)       (86)
          of                 depreciable assets
        Deferred compensation                                                --       (175)
                                                                       --------     ------
   Net deferred income tax assets                                      $  1,742     $2,620
                                                                       ========     ======

The valuation allowance for deferred income tax assets as of December 31, 1998, 1999 and 2000 was $0, $0 and $942,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1998, 1999 and 2000 was an increase (decrease) of $0, ($942,000) and $942,000, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be recognized. The ultimate realization of deferred income

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. INCOME TAXES - (CONTINUED)

tax assets is dependent upon the generation of future table income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management believes it is more likely than not that all net deferred income tax assets as of December 31, 2000 will be realized.

         At December 31, 2000, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of approximately $5.2 million that are available to offset future taxable income, if any, through 2020. Approximately $1.5 million of the net operating loss carryforwards that the Company may use to offset taxable income in future years is limited as a result of ownership changes, as defined under Internal Revenue Code Section 382 ("Section 382"), which occurred with the Company's sale of Series C Preferred Stock in August of 1999 and again with the Company's initial public offering of stock in August of 2000. Based on the calculated value of the Company immediately preceding these changes, it is anticipated that all of the net operating losses generated through December 31, 2000 will be available for carryforward and use against future taxable income in the year ended December 31, 2001, assuming no further ownership changes.

14. COMMITMENTS AND CONTINGENCIES

A) LEASES

         During December 1999, the Company entered into an agreement with a member of senior management for the rental of its Northeast regional office. The lease is classified as an operating lease and provides for minimum annual rentals of $129,000 through 2004, with an option for annual extensions. Lease expense incurred in 1999 under this agreement was approximately $11,000 and for 2000 was approximately $135,000.

         In November 1999, the Company entered into an agreement with the former owner of an acquired subsidiary for the rental of its Southwest regional office. The lease is classified as an operating lease and provides for annual rentals of up to $192,000 through 2002, with an option for annual extensions. Lease expense incurred in 1999 under this agreement was approximately $14,000 and in 2000 was approximately $154,000.

         In February 1998, the Company entered into an agreement with a principal stockholder for the rental of its corporate headquarters. The lease is classified as an operating lease and provides for annual rentals of approximately $182,000 through May 2003. The lease allows for cancellation after three years with 180 days' notification. Lease expense was approximately $137,000, $182,000 and $167,000 in 1998, 1999 and 2000, respectively.

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         During 1999, the Company rented its Central regional office from a principal stockholder for the period January 1, 1999 to March 1, 1999 and incurred approximately $30,000 of lease expense under the agreement. On March 1, 1999, the Company purchased the office for $325,000 and terminated the rental agreement.

         The Company also purchased approximately $300,000 of equipment from an affiliated company of the majority stockholder during 1999.

         In addition, the Company has commitments with unrelated parties under operating leases, principally for office space, warehouse space, and equipment. These unrelated lease agreements generally cover a period of one to five years.

         Management believes the terms of the above transactions with related parties are comparable to similar transactions among unrelated parties.

         The following summarizes the approximate future minimum lease payments under all non-cancelable related and unrelated operating lease agreements: (in thousands of dollars)


YEAR ENDING DECEMBER 31,

2001                      $2,462
2002                       1,887
2003                         777
2004                         388
2005                          87
                          ------
          Total           $5,601
                          ======

         Total lease expense for 1998, 1999 and 2000 approximated $407,000, $809,000 and $2.2 million, respectively.

B) LEGAL MATTERS

         In the normal course of business, the Company is subject to certain administrative proceedings and litigation. The following is a brief summary of two proceedings currently pending.

         On November 20, 1997, the Company agreed to issue warrants to purchase 298,562 shares of the Company's common stock to a corporation in consideration for services rendered in connection with the issuance of the Company's Class A Preferred Stock. Each warrant enables the holder to purchase one share of common stock for $1.81. The warrants were to expire five years from

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

the issuance date. The estimated value of the warrants was $20,652 and was included in the issuance costs of the Class A Stock. As of December 31, 2000, the Company believes it has fulfilled its obligation to the aforementioned corporation and does not expect to issue these warrants. The corporation is disputing this position and the Company expects this matter will be resolved through arbitration.

         On November 7, 2000, a suit was filed against the Company and two officers of the Company, asserting that the defendants engaged in a conspiracy to pursue frivolous litigation against the plaintiff, to threaten further litigation and to interfere with the business relations of the plaintiff. The Complaint was later amended to reflect that the plaintiff had lost by jury verdict the litigation and to seek a declaratory judgement that claims by the Company and its executives to be reimbursed for legal fees expended in connection with that suit are without merit.

         In management's opinion, the outcome of the foregoing proceedings will not materially affect the financial position and results of operations of the Company.

15. STOCK OPTIONS

         Pursuant to an employment agreement with an officer, 203,103 stock options were granted on July 24, 1997 with an exercise price of $.000000928 per share. These options were exercised in April, 2000.

         The Company's 1998 Stock Option Plan (the "Plan") was adopted by the Board of Directors on July 10, 1998. The Plan was subsequently amended and restated on May 25, 2000. Under the Plan, the Company can grant incentive and nonqualified options to directors, officers, and employees. The Company also increased the number of shares authorized for issuance under the Plan to 1,511,825. During 2000, the Company increased the number of shares of common stock authorized for issuance under the Plan to 2.65 million. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the common stock

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. STOCK OPTIONS - (CONTINUED)

on the grant date. For qualified incentive stock options granted to a Ten Percent Owner, the purchase price shall not be less than 110% of the fair market value of the common stock on the grant date. Options granted under the Plan have a vesting period of up to five years and expire five years after vesting, or earlier under certain conditions. As of December 31, 2000, 2,072,009 options were outstanding under the Plan.

         At various dates in June and July 1999, the Company repriced 791,595 options from exercise prices of $1.89 and $2.49 to $1.14 per share. All of these options were exercised prior to August 16, 2000.

         During 1999, 389,706 stock options previously granted to a former officer of the Company in conjunction with an employment agreement were forfeited and retired upon the resignation of the officer from the Company.

         Stock option activity, including options granted to officers outside of the Plan, for the years ended December 31, 1998, 1999, and 2000 is as follows:


                                                                          APPROXIMATE
                                                       NUMBER          WEIGHTED-AVERAGE
                                                     OF SHARES          EXERCISE PRICE
                                                     ----------        ----------------

Outstanding at December 31, 1997                     1,251,242             $ 0.60
Granted                                                292,163               1.14
Forfeited                                             (90,100)               1.14
                                                      --------               ----
Outstanding at December 31, 1998                     1,453,305               0.68

Granted                                                654,550               1.55
Forfeited                                            (484,576)               0.23
Exercised                                                (530)               1.14
                                                      --------               ----
Outstanding at December 31, 1999                     1,622,749               1.16

Granted                                              1,591,616               8.12
Forfeited                                             (126,992)              5.97
Exercised                                           (1,015,364)              0.91
                                                    ----------               ----

Outstanding at December 31, 2000                     2,072,009             $ 6.35
                                                     =========             ======

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. STOCK OPTIONS - (CONTINUED)

            The following table summarizes information concerning stock options outstanding as of December 31, 2000:


                                                                    APPROXIMATE
                                                 WEIGHTED-            WEIGHTED-      EXERCISABLE       WEIGHTED-
                         RANGE OF          AVERAGE CONTRACTUAL         AVERAGE          AS OF          AVERAGE
  SHARES           APPROXIMATE EXERCISE      REMAINING LIFE           EXERCISE       DECEMBER 31,      EXERCISE
OUTSTANDING              PRICES                (IN YEARS)              PRICE            2000            PRICE
-----------        --------------------    -------------------      -----------      ------------      --------

   699,335          $  1.14 - 2.12                8.5                  $ 1.67          131,175          $ 1.55
   189,474             3.40 - 3.74                9.3                    3.48           42,896            3.50
   605,800            6.10 - 11.51                9.8                    6.53               --              --
   577,400           12.00 - 21.56                9.5                   12.76           37,292           12.03
 ---------          --------------                ---                  ------          -------          ------
 2,072,009          $ 1.14 - 21.56                9.2                  $ 6.35          211,363          $ 3.79
 =========          ==============                ===                  ======          =======          ======

         Disclosures of pro forma net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock option grants under the fair value value method of that statement. The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                        ----------------------------
                                                                                        1998        1999        2000
                                                                                        ----        ----        ----
Risk free interest rate...................................................              5.17%       6.33        9.5%
Volatility....................................................................             0           0        120%
Dividend Yield................................................................             0           0          0
Expected life in years................................                                 5 years     5 years     5 years

         For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period, which includes actual vesting entitlements during the year. The weighted-average fair value of options granted during 1998, 1999 and 2000 was $0.15, $0.27 and $6.75, respectively.

         The Company's pro forma net loss and loss per share using the fair value based method of accounting of SFAS No. 123 is as follows: (in thousands of dollars)

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. STOCK OPTIONS - (CONTINUED)


                                                                                 YEARS ENDED DECEMBER 31,
                                                                               ----------------------------
                                                                               1998        1999        2000
                                                                               ----        ----        ----
Pro forma net loss                                                          $ (2,511)    $  (505)    16,822
Pro forma basic and diluted loss per share applicable to
common stockholders                                                            (0.41)      (0.16)     (1.54)

         The effect on net loss and loss per share may not be indicative of the effects in future years as options vest over several years and the Company continues to grant stock options to new employees.

16. WARRANTS

         During 1999, the Company issued warrants to purchase 200,652 shares of common stock to each of its largest stockholder and the holder of its Class A Stock. The warrants were issued in exchange for collateral provided by these stockholders relating to the Company's then outstanding credit facility. Each warrant enabled the holder to purchase one share of common stock for $.0038. The value of the warrants was recorded as additional interest expense. The estimated value of the warrants was $415,000 based on an estimated fair value of $1.0344 per common share at the date of issuance. All of these warrants were exercised during 2000 and converted to 401,225 shares of common stock.

         See Note 7 for additional warrants issued and outstanding as of December 31, 2000.

17. SEGMENT AND CUSTOMER INFORMATION

         The Company operates and manages its business as a single segment. The Company provides comprehensive integrated network solutions to service providers in the wireless telecommunications industry.

         The following is a summary of revenues by geographic area. Revenue from external customers is based on selling location: (in thousands of dollars)


                                                                UNITED
                                                                STATES           OTHER         CONSOLIDATED
                                                                ------           -----         ------------

Year ended December 31, 1998                                    $ 24,485       $    --           $ 24,485
Year ended December 31, 1999                                    $ 47,794       $   837           $ 48,631
Year ended December 31, 2000                                    $136,202       $ 4,164           $ 140,366

                           O2WIRELESS SOLUTIONS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. SEGMENT AND CUSTOMER INFORMATION - (CONTINUED)

         For the year ended December 31, 1998, revenues from one unaffiliated customer totaled approximately 10% of revenues. For the year ended December 31, 1999, revenues from three unaffiliated customers totaled approximately 36% of revenues. For the year ended December 31, 2000, revenues from two customers totaled approximately 30% of revenues. There were no other unaffiliated individual customers that accounted for more than 10% of total revenues in 1998, 1999 or 2000.

         On February 9, 2001, the Company obtained a Promissory Note from South Carolina Phone, LLC for the sum of approximately $6.1 million, to cover payment for goods and services provided by the Company to the issuer during 2000. Interest shall be payable on the Note from January 1, 2001 until paid, at a rate of 9.5%. The principal sum of the Note, and all accrued, but unpaid interest thereon shall by due and payable on November 6, 2001, 270 days after the Note date, or earlier subject to certain transactions. The above amount of approximately $6.1 million was included as part of the Company's Contract Revenues Receivable at December 31, 2000.

18. SUBSEQUENT EVENTS

         On January 2, 2001, the Company acquired all of the issued and outstanding common stock of Young & Associates, Inc., for a purchase price of approximately $9.7 million in cash and 314,044 shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations were recorded from the date of acquisition.

         During the first quarter of 2001 the Company continued to assess its cost and organizational structure. The Company is realigning its business units and streamlining its cost structure to achieve profitability. As a result of the realignment the Company may incur charges in the first quarter of 2001.

                          Independent Auditors' Report



The Board of Directors
o2wireless Solutions, Inc.

Under date of March 30, 2001, we reported on the consolidated balance sheets of o2wireless Solutions, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K, as listed in the index under Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia
March 30, 2001

          Schedule II - Consolidated Valuation and Qualifying Accounts

                  O2 WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                       BALANCE AT    CHARGED TO                   BALANCE
                                                      BEGINNING OF    COSTS AND                   AT END OF
                                                         PERIOD       EXPENSES       DEDUCTIONS    PERIOD
Year Ended                                            ------------   ----------      ----------   ---------
----------


December 31, 1998
                    Allowance for Doubtful Accounts       $  --           106             --         106

                    Income Tax Valuation Allowance           --           942             --         942

December 31, 1999
                    Allowance for Doubtful Accounts       $ 106           766             --         872

                    Income Tax Valuation Allowance          942            --           (942)         --

December 31, 2000
                    Allowance for Doubtful Accounts        $872           615           (675)        812

                    Income Tax Valuation Allowance           --            --             --          --

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

3.1      -        Second Amended and Restated Articles of Incorporation of
                  o2wireless Solutions filed and effective August 18, 2000.

3.2      -        Amended and Restated Bylaws of o2wireless Solutions effective as of August 15, 2000.

21.1     -        List of Subsidiaries.

23.1     -        Consent of KPMG LLP.