Form 10-Q
period 2001-03-31
O2WIRELESS SOLUTIONS INC
filed 2001-05-14
CIK 1113529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
      March 31, 2001                                                     0-31295


                           O2WIRELESS SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Georgia                                                               58-2467466
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

440 Interstate North Parkway, Atlanta, Georgia                             30339
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

         Yes [X]                                 No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value per share                  27,937,737 shares
----------------------------------------              --------------------------
               Class                                  Outstanding at May 1, 2001

                           O2WIRELESS SOLUTIONS, INC.
                                    FORM 10-Q
                                 MARCH 31, 2001
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


                                                                                        PAGE
ITEM 1. FINANCIAL STATEMENTS
        Consolidated Balance Sheets (unaudited) as of December 31, 2000
               and March 31, 2001                                                         3
        Consolidated Statements of Operations (unaudited) for the Three
               Month Periods Ended March 31, 2000 and 2001                                5
        Consolidated Statements of Cash Flows (unaudited) for the Three
               Month Periods Ended March 31, 2000 and 2001                                7
        Notes to Consolidated Financial Statements (unaudited)                            9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                            13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                        19

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                        20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                 20

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         December 31,         March 31,
                                                                                             2000                2001
                                                                                         ------------         ----------
ASSETS:
Current Assets:
     Cash and cash equivalents                                                            $   12,168          $   11,448
     Contract revenues receivable, net of allowance for doubtful accounts of
         $806 and $1,011 at December 31, 2000 and March 31, 2001,
         respectively                                                                         44,643              36,222
     Costs and estimated earnings in excess of billings on uncompleted contracts              14,137              14,249
     Inventories, net of obsolescence reserve of $321 at December 31, 2000
         and March 31, 2001                                                                    2,904               3,430
     Deferred income taxes                                                                       343                 343
     Note receivable                                                                           6,097               6,097
     Other current assets                                                                      1,024               1,626
     Net assets of discontinued operations                                                       861                 847
                                                                                          ----------          ----------
          Total Current Assets                                                                82,177              74,262

Property and equipment, net                                                                    4,282               4,248
Intangible assets, net                                                                        27,258              37,895
Deferred income taxes                                                                          2,277               2,277
Other assets                                                                                     236                 310
                                                                                          ----------          ----------
                                                                                          $  116,230          $  118,992
                                                                                          ==========          ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Affiliate notes payable, current portion                                             $    2,126          $    2,205
     Current portion of other indebtedness                                                       176                 310
     Accrued earn-out                                                                          1,650               1,650
     Accounts payable                                                                         20,013              15,792
     Accrued expenses                                                                          9,377               8,788
     Billing in excess of costs and estimated earnings on uncompleted contracts                3,748               2,504
                                                                                          ----------          ----------
         Total Current Liabilities                                                            37,090              31,249

Affiliate notes payable, less current portion                                                  1,626               1,022
Other long-term indebtedness, less current portion                                             3,459              14,489
Other long-term liability                                                                        380                 580
                                                                                          ----------          ----------
         Total Liabilities                                                                    42,555              47,340
                                                                                          ----------          ----------

Redeemable preferred stock:
     Class A redeemable convertible preferred stock, $.01 par value; 100,000
         shares authorized, redeemable at $100 per share                                          --                  --
     Series C redeemable convertible preferred stock, no par value; 75,000
         shares authorized                                                                        --                  --
     Series D senior redeemable preferred stock, no par value; 100,000 shares
         authorized                                                                               --                  --
                                                                                          ----------          ----------

Stockholders' equity:
     Serial preferred stock, no par value, 10,000,000 shares authorized; no
         shares issued or outstanding                                                             --                  --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
         27,242,021 and 27,937,737 shares issued and outstanding at
         December 31, 2000 and March 31, 2001, respectively                                        3                   3
     Additional paid-in capital                                                               96,571             101,976
     Deferred stock-based compensation                                                        (1,286)             (1,093)
     Accumulated other comprehensive loss                                                         --                (200)
     Accumulated deficit                                                                     (21,613)            (29,034)
                                                                                          ----------          ----------
         Total stockholders' equity                                                           73,675              71,652
                                                                                          ----------          ----------
                                                                                          $  116,230          $  118,992
                                                                                          ==========          ==========

See accompanying notes to unaudited consolidated financial statements

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         Three months        Three months
                                                                                            ended                ended
                                                                                           March 31,           March 31,
                                                                                             2000                2001
                                                                                         ------------        ------------
Revenues                                                                                  $   26,224          $   30,384
Operating expenses:
     Cost of revenues                                                                         18,465              23,703
     Selling, general, and administrative expenses                                             4,594              10,061
     Restructuring charge                                                                         --               1,100
     Depreciation and amortization                                                               880               1,970
                                                                                          ----------          ----------
         Operating income (loss)                                                               2,285              (6,450)

Other income (expense):
     Interest income                                                                              32                 235
     Interest expense                                                                         (1,125)               (422)
     Increase in fair value of put warrants                                                  (13,681)                 --
     Other                                                                                         2                  --
                                                                                          ----------          ----------
Loss from continuing operations before taxes                                                 (12,487)             (6,637)

Income tax expense                                                                               519                   0
                                                                                          ----------          ----------

Loss from continuing operations                                                              (13,006)             (6,637)

Discontinued operations:
     Loss from discontinued operations net of tax                                                (42)               (196)
     Loss on disposal of discontinued operations net of tax                                       --                (588)
                                                                                          ----------          ----------
Net loss                                                                                     (13,048)             (7,421)
Preferred stock dividends and accretion                                                         (466)                 --
                                                                                          ----------          ----------
Net loss to common stockholders                                                           $  (13,514)         $   (7,421)
                                                                                          ==========          ==========

Earnings per share data:

   Loss per common share:
     Continuing operations:
       Basic and diluted                                                                  $        (1.87)     $        (0.24)
                                                                                          ==============      ==============

     Discontinued operations:
       Basic and diluted                                                                  $        (0.01)     $        (0.03)
                                                                                          ==============      ==============

     Net loss per common share:
       Basic and diluted                                                                  $        (1.88)     $        (0.27)
                                                                                          ==============      ==============


   Weighted-average common shares outstanding:
     Basic                                                                                     7,189,230          27,746,888
     Diluted                                                                                   7,189,230          27,746,888

See accompanying notes to unaudited consolidated financial statements

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         Three months        Three months
                                                                                             ended               ended
                                                                                           March 31,           March 31,
                                                                                             2000                2001
                                                                                         ------------        ------------
Cash flows from operating activities:
     Net loss from continuing operations                                                  $  (13,006)         $   (6,637)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
       Depreciation and amortization                                                             880               1,970
       Accretion of loan discount                                                                160                  --
       Amortization of deferred stock-based compensation                                          --                 193
       Increase in fair value of common stock put warrants                                    13,681                  --
       Deferred income tax benefit                                                               152                  --
       Changes in operating assets and liabilities:
         Contract revenues receivable                                                         (3,586)             10,615
         Costs and estimated earnings in excess of billings
              on uncompleted contracts                                                        (1,942)               (100)
         Inventories                                                                              73                (526)
         Other current assets                                                                   (342)               (477)
         Other assets                                                                            (13)                (61)
         Accounts payable                                                                       (587)             (4,464)
         Accrued expenses                                                                        580               1,362
         Billings in excess of cost and estimated earnings
              on uncompleted contracts                                                          (255)             (1,244)
                                                                                          ----------          ----------
         Net cash (used in) provided by continuing operating activities                       (4,205)                631
                                                                                          ----------          ----------

Discontinued operations:
       Loss from discontinued operations                                                         (42)               (196)
       Estimated loss on disposal of discontinued operations                                      --                (588)
       Adjustment to reconcile loss from discontinued operations to net
         cash used in discontinued operating activities                                           12                  14
                                                                                          ----------          ----------
              Net cash used in discontinued operating activities                                 (30)               (770)
                                                                                          ----------          ----------
              Net cash used in operating activities                                           (4,235)               (139)
                                                                                          ----------          ----------
       Cash flows used in investing activities:
       Purchase of property and equipment                                                       (292)               (290)
       Cash paid for acquisitions, net                                                           (95)            (10,944)
                                                                                          ----------          ----------

       Net cash used in investing activities                                                    (387)            (11,234)
                                                                                          ----------          ----------
Cash flows from financing activities:
   Restricted cash held in escrow                                                              1,616                  --
   Preferred stock dividends                                                                      (1)                 --
   Exercise of stock options and warrants                                                         --                  14
   Repayment of various notes payable                                                         (1,296)               (525)
   Proceeds from borrowing under credit facility                                               5,421              11,164
                                                                                          ----------          ----------
       Net cash provided by financing activities                                               5,740              10,653
                                                                                          ----------          ----------
Net increase (decrease) in cash and cash equivalents                                           1,118                (720)

Cash and cash equivalents at beginning of period                                                 893              12,168
                                                                                          ----------          ----------
Cash and cash equivalents at end of period                                                $    2,011          $   11,448
                                                                                          ==========          ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                               $    1,051          $      375
                                                                                          ==========          ==========

See accompanying notes to unaudited consolidated financial statements

                            O2WIRELESS SOLUTIONS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

A) ORGANIZATION AND BASIS OF PRESENTATION

         o2wireless Solutions, Inc. and subsidiaries (formerly Clear Holdings, Inc. and subsidiaries) - (the "Company") is headquartered in Atlanta, Georgia. The Company provides comprehensive integrated network solutions to all sectors of the global wireless telecommunications industry. This comprehensive end-to-end solution enables the Company to address the current and emerging network infrastructure requirements of their customers. These solutions enable its customers to plan, design, deploy and maintain their wireless networks. The Company also offers business planning and consulting services to wireless telecommunications industry participants.

         The accompanying consolidated financial statements as of March 31, 2001, and for the three month periods ended March 31, 2000 and 2001 are unaudited and have been prepared by management. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. The consolidated balance sheet data for December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim operating results are not necessarily indicative of operating results for the entire year. The financial information presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which includes information and disclosures not included herein. All significant inter-company accounts or balances have been eliminated upon consolidation. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

B) USE OF ESTIMATES

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

C) DERIVATIVE FINANCIAL INSTRUMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. Effective January 1, 2001, the Company adopted SFAS No. 133 which requires that all derivatives be recognized on the balance sheet at their fair value.

         The Company engages in activities that expose it to various market risks, including the effects of a change in interest rates. This financial exposure is managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility for the markets may have on operating results. The Company does not use derivative financial instruments for trading purposes. The Company currently maintains an interest rate swap, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. The Company assesses, both at inception and on an ongoing basis, whether the interest rate swap is highly effective in offsetting changes in cash flows of the hedged items.

         The Company has entered into an interest rate swap agreement with its senior lender in accordance with its loan agreement, which has been classified as a cash flow hedge. The interest rate swap agreement allows the Company to swap interest rate payments from a floating rate of LIBOR to a fixed interest payment of 7.25% on a notional principal of $12.5 million and will be in effect until January 2003. Changes in the fair value of the interest rate swap agreement are recognized in other comprehensive income until such point that the interest rate swap no longer qualifies for hedge accounting, at which point, the gain (loss) reported in other comprehensive income will be reclassified into earnings. The fair value of the swap agreement was ($380,000) and ($580,000) at December 31, 2000 and March 31, 2001, respectively. Accordingly, an unrealized loss on derivative instruments of $200,000 was recorded in other comprehensive income for the three month period ended March 31, 2001.

D) COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS)

                                                                                               Three Months Ended
                                                                                          ----------------------------
                                                                                          March 31,          March 31,
                                                                                            2001               2000
                                                                                          ---------          ---------
Net loss                                                                                  $ (7,421)            (13,514)
Other Comprehensive loss:
  Unrealized loss on derivative instruments,
      net of tax                                                                              (200)                 --
                                                                                          --------            --------

Comprehensive income (loss)                                                               $ (7,621)            (13,514)
                                                                                          ========            ========

2) RESTRUCTURING

         During the first quarter of 2001, we initiated a restructuring plan that will allow us to streamline our operations and reduce our cost structure. As part of the restructuring plan, which consists primarily of a workforce reduction, closure of certain offices and the consolidation of certain facilities, we expect to incur restructuring charges totaling approximately $1.1 million. During the first quarter of 2001, we paid approximately $125,000 in costs related to this restructuring.

         Workforce reduction has been the main focus of our restructuring. Our employee headcount has declined from 770 employees at December 31, 2000 to 618 employees at March 31, 2001. Excluding the addition of 53 employees hired in connection with the acquisition of Young & Associates, Inc., in January 2001, this represents a reduction of 205 employees or approximately 25% of our workforce. The reductions have taken place in all sectors of our operations and at all levels of staff including management, with the goal of maintaining our percentage of billable employees. We have charged approximately $124,000 to expense for severance and other termination benefits related to this workforce reduction. The majority of these benefits were paid during the three months ended March 31, 2001.

         In addition we have closed or are in the process of closing several of our regional offices including our offices in Scottsdale, AZ, Memphis, TN, Dallas TX, and Greenville, SC. Costs related to remaining office and equipment leases for these offices are included in our restructuring charge.

3) DISCONTINUED OPERATIONS

         In March 2001, the Company agreed to sell substantially all of the assets of Specialty Drilling, Inc, a company which was acquired in November 1999. Specialty Drilling, Inc. was acquired as part of the acquisition of the TWR Group (TWR). The sale of Specialty Drilling, Inc. was completed on April 12, 2001. Pursuant to the Asset Purchase Agreement, substantially all of the assets of Specialty Drilling, Inc. were sold for a purchase price of approximately $640,000. In addition, the purchaser assumed responsibility for accounts payable at the date of sale.

         Revenues from Specialty Drilling, Inc. were approximately $170,000 and $288,000 for the three months periods ended March 31, 2001 and March 31, 2000, respectively. Net loss was approximately $196,000 and $42,000 for the three months periods ended March 31, 2001 and March 31, 2000, respectively.

         The components of net assets of discontinued operations included in the Consolidated Balance Sheet at March 31, 2001 were as follows (in thousands):

                  Cash                                                                   $     9
                  Receivables, net                                                           159
                  Retainage receivable                                                        27
                  Prepaid expenses                                                             3
                  Property and equipment, net                                                669
                  Accounts Payable                                                           (20)
                                                                                         -------
                                                                                         $   847
                                                                                         -------

4) ACQUISITION

         On January 2, 2001, the Company acquired all of the issued and outstanding common stock of Young & Associates, Inc., for a purchase price of approximately $9.7 million in cash and 314,044 shares of the Company's common stock. The acquisition has been accounted for under the purchase method. In addition, the Company issued 184,502 shares of o2wireless common stock and paid approximately $1.4 million to certain former employees of Young & Associates, Inc. in satisfaction of its obligations under a bonus plan that was assumed by the Company in connection with the acquisition of Young & Associates, Inc.

5) SEGMENT AND CUSTOMER INFORMATION

         The Company operates and manages its business as a single segment. The Company provides comprehensive integrated network solutions to service providers in the wireless telecommunications industry. The following is a summary of revenues by geographic area (in thousands):

                            Three months     Three months
                                ended            ended
                              March 31,        March 31,
                                2000              2001
                            ------------     ------------
        U.S                   $ 25,993         $ 28,639
        Foreign                    231            1,745
                              --------         --------
        Consolidated          $ 26,224         $ 30,384
                              --------         --------

         On February 9, 2001, o2wireless obtained a Promissory Note from South Carolina Phone, LLC in the principal amount of approximately $6.1 million, to cover payment for goods and services provided by o2wireless to South Carolina Phone, LLC during 2000. Interest is payable on the Note from January 1, 2001 until paid, at an annual rate of 9.5%. The principal sum of the Note, and all accrued but unpaid interest on the note is due and payable on November 6, 2001, 270 days after the date of issuance of the Note, or earlier subject to certain conditions. The above amount of approximately $6.1 million was included as a Note Receivable on our balance sheet at March 31, 2001 and at December 31, 2000.

6) LEGAL MATTERS

         In the normal course of business, the Company is subject to certain administrative proceedings and litigation. The following is a summary of two proceedings currently pending.

         On November 20, 1997, the Company agreed to issue warrants to purchase 298,562 shares of the Company's common stock to a corporation in consideration for services rendered in connection with the issuance of the Company's Class A Preferred Stock. Each warrant enables the holder to purchase one share of common stock for $1.81. The warrants expire five years from the issuance date. The estimated value of the warrants was $20,652 and was included in the issuance costs of the Class A Preferred Stock. As of March 31, 2001, the Company believes it has fulfilled its obligation to the aforementioned corporation and does not expect to issue these warrants. The corporation is disputing this position and the Company expects this matter will be resolved through arbitration.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include, but are not limited to, general economic conditions, competition in the wireless services industry, demand for outsourced wireless network services, the Company's ability to manage its growth effectively, the Company's ability to implement its acquisition strategy, fluctuations in quarterly operating results and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

         The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q and the information contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

         We provide a full range of network services to all sectors of the global wireless telecommunications industry. Our services range from business planning and design through deployment and maintenance services for telecommunications networks.

         We have built our business through both internal growth and acquisitions. Over the past few years, we acquired certain strategically positioned companies in order to create an integrated telecommunications services company with depth and expertise in wireless and wireline technologies and a broad geographical presence. With this in mind, in January 2001, we acquired Young and Associates, Inc. to expand our capabilities in site development and consulting services. All of our acquisitions have been accounted for under the purchase method of accounting. Aggregate goodwill for all of our acquisitions since 1997 is approximately $44.0 million which is generally being amortized on a straight-line basis over 5-10 years, the expected period of benefit.

         We generally offer our network planning, design and deployment services on either a fixed-price or a time-and-materials basis, with scheduled deadlines for completion times, that is, on a time-certain basis. We recognize revenues for our fixed-price contracts using the percentage-of-completion method. Under the percentage-of-completion method, in each period we recognize expenses as they are incurred, and we recognize revenues based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenues we recognize in a given quarter depend on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Our estimated costs for a project are based on many factors. Accordingly, the final project costs may vary from the original estimate. Certain project costs can vary significantly from original estimates, which may lead to significant fluctuations in actual gross margin as compared to projected margins. As a result, gross margins in future periods may be significantly reduced, and in some cases a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the three months ended March 31, 2001, revenues from our fixed-price contracts accounted for approximately 57% of our total revenues. Our contracts are typically structured with milestone events that dictate the timing of payments to us from our customers. Accordingly, there may be a significant delay between the date we record revenues and the date we receive payment from our customers. During our planning process, we divide projects into deliverables, which enables us to better understand the costs associated with each of the components and minimize the risks of exceeding our initial estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

         CONTINUING OPERATIONS

         REVENUES. Our revenues increased 16%, or $4.2 million, from $26.2 million for the three months ended March 31, 2000 to $30.4 million for the three months ended March 31, 2001. All of this increase is attributable to our acquisitions of Communications Consulting Services, Inc. in June 2000, HAF Limited in December 2000, and Young and Associates, Inc., in January 2001, which combined to increase revenue by $4.3 million. Revenues from existing business was virtually unchanged, declining by approximately $130,000. This reflects the growth in revenues experienced in the second half of 2000 being offset by reduced or delayed capital expenditures by some of our customers, particularly equipment manufacturers, in the first quarter of 2001, which may continue in future quarters of 2001.

         COST OF REVENUES. Our cost of revenues includes direct materials, compensation and benefits, living and travel expenses, payments to third-party sub-contractors and other direct project-related expenses and allocations of indirect overhead. As of March 31, 2001, we had 526 employees working on contracted projects compared to 493 as of March 31, 2000. Our cost of revenues excludes down-time for direct compensation and benefits, training and other indirect overhead and related costs, all of which are included in selling, general and administrative expenses. Our cost of revenues increased 28% from $18.5 million for the three months ended March 31, 2000 to $23.7 million for the three months ended March 31, 2001, due to increased staffing and other costs to support the growth in our business coupled with an increase in the overall number of contracts due to acquisitions. Gross margin was 22% of revenues for the three months ended March 31, 2001, compared to 30% for the three months ended March 31, 2000. Gross margin for the three months ended March 31, 2001 decreased primarily due to a shift in the mix of services to lower margin services.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include compensation and benefits, facilities expenses and other expenses not related directly to projects. Selling, general, and administrative expenses increased 119% from $4.6 million for the three months ended March 31, 2000 to $10.1 million for the three months ended March 31, 2001. The increase was attributable in large part to reduced utilization of our employees due to delays and reductions in contracts obtained from our customers, in addition to increased costs due to acquisitions and the higher costs associated with being a public company. The Company has realigned its business units and streamlined its cost structure to bring capacity more in line with reduced revenues. Selling general and administrative expenses are expected to be higher in absolute dollars in 2001 than they were in 2000.

         RESTRUCTURING CHARGE. During the first quarter of 2001, the Company implemented a restructuring plan that resulted in a total first quarter charge of $1.1 million. As of March 31, 2001, approximately $125,000 of these costs had been paid. As a result of the restructuring, total full time employees were reduced by approximately 25% from 823, including 53 employees hired in connection with the acquisition of Young and Associates, Inc. in January 2001, to 618 employees at March 31, 2001. In addition, we closed several regional offices to further streamline our cost structure.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses include depreciation on our furniture, fixtures and equipment and amortization of goodwill related to our acquisitions. Depreciation and amortization expenses increased 124% from $880,000 for the three months ended March 31, 2000 to $2.0 million for the three months ended March 31, 2001. This significant increase reflects the amortization of goodwill associated with the acquisitions of Communication Consulting Services, Inc., Wireless Sites Development, Inc., Cardinal Engineering Corporation, HAF Limited and Young and Associates, Inc. along with the increase in capitalized assets to support the growth of our business.

         INTEREST EXPENSE. Interest expense is primarily related to interest on notes payable to related parties and our credit facility. Interest expense decreased 62% from $1.1 million for the three months ended March 31, 2000 to $422,000 for the three months ended March 31, 2001. The lower expense in 2001 represents reduced use of our line of credit.

         OTHER INCOME (EXPENSE). For the three months ended March 31, 2001, other income was $235,000 as compared to other expense of approximately $13.6 million for the three months ended March 31, 2000. This expense for the three months ended March 31, 2000, was primarily attributable to an increase in the fair value of put warrants. The put provision of the common stock put warrants expired upon completion of the Company's initial public offering.

         INCOME TAX EXPENSE. No income tax expense was recorded for the three months ended March 31, 2001, compared to an expense of $519,000 for the three months ended March 31, 2000.

         NET LOSS. Net loss from continuing operations for the three months ended March 31, 2001 was $6.6 million, as compared to net loss of $13.0 million for the three months ended March 31, 2000. The net loss for the three months ended March 31, 2001 is attributable to the lower utilization of employees arising from the reduction or delay of projects by some of our customers in addition to a change in the mix of services to lower margin services. The net loss for the three months ended March 31, 2000 is primarily attributable to an increase in the fair value of put warrants.

         DISCONTINUED OPERATIONS

         In April 2001, the Company sold substantially all of the assets of the former Specialty Drilling, Inc, a company acquired in November 1999. Loss from discontinued operations was $784,000 for the quarter ended March 31, 2001 as compared to a loss of $42,000 for the quarter ended March 31, 2000. The loss for the three months ended March 31, 2001 included a loss from discontinued operations of $196,000 and an estimated loss on disposal of $588,000, compared to a loss from discontinued operations of $42,000 for the three months ended March 31, 2000. Revenues for the three months ended March 31, 2001 for discontinued operations were $170,000 as compared to revenues of $288,000 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had available cash of approximately $11.4 million. Since our inception, we have primarily financed our operations through commercial bank borrowings, the issuance of subordinated notes, and the sale of preferred and common stock. Cash provided by and used in operations is primarily derived from our contracts in process and changes in working capital. Cash provided by the Company's continuing operations was approximately $631,000 for the three months ended March 31, 2001. Cash used in the Company's discontinued operations was $770,000 for the three months ended March 31, 2001.

         Cash used in investing activities was approximately $11.2 million for the three months ended March 31, 2001. Investing activities consist primarily of acquisitions, as well as capital expenditures to support our operations.

         Cash provided by financing activities for the three months ended March 31, 2001 was approximately $10.7 million. This consisted primarily of $11.1 million borrowed under our revolving credit agreement, offset by repayment of various notes payable of approximately $503,000.

         In September 2000, we amended our syndicated credit agreement with Wachovia Bank, N.A. as agent to retain the amount available under the facility of $35 million and convert the entire facility to a revolving credit facility. The credit facility is due November 1, 2004, and bears interest based on LIBOR plus a margin of up to 2.25%. The line of credit is secured by substantially all of our business assets, is guaranteed by our subsidiaries and is senior to approximately $4.3 million of subordinated indebtedness. The maximum amount that may be borrowed under the revolving credit facility is limited to a multiple of trailing earnings before income taxes, depreciation and amortization (EBITDA). Accordingly, our ability to borrow under this facility is contingent upon EBITDA. If our trailing EBITDA becomes negative we would not be allowed to have any balance under the credit facility. The terms of the credit agreement include many covenants and restrictions including but not limited to those discussed herein. Certain of the terms require maintenance of specified levels of profitability and debt-to-net worth and current ratios. Under the terms of the credit agreement, we are required to provide the lenders with periodic budgets, financial statements and public reports and filings. Additionally, the covenants limit our ability to sell our assets outside the ordinary course of business, merge with or acquire other businesses. The covenants also limit capital expenditures and prohibit us from paying dividends on our common stock or incurring additional indebtedness. If we continue to experience operating losses for much of the remainder of the year, we could be in violation of the covenants in our credit facility in the future. As of March 31, 2001 and as of the date of filing this report, we believe we are in compliance with all outstanding financial and operational covenants. As of March 31, 2001, we had $14.1 million in outstanding borrowings under the credit facility.

         Our contract revenues receivable have decreased significantly in absolute dollars from $44.6 million at December 31, 2000 to $36.2 million at March 31, 2001. This reflects a concerted effort to reduce the balance outstanding. However, despite the reduction in absolute dollars, our days sales outstanding (DSO's), increased from 88 days at December 31, 2000 to 107 days, reflecting our decline in revenues along with a move within our industry for slower payments. Our costs and estimated earnings in excess of billings on uncompleted contracts increased from $14.1 million to $14.2 million. This represented an increase from 28 days to 42 days.

         On February 9, 2001, o2wireless obtained a Promissory Note from South Carolina Phone, LLC for the sum of approximately $6.1 million, to cover payment for goods and services provided by o2wireless to South Carolina Phone, LLC during 2000. Interest is payable on the Note from January 1, 2001 until paid, at an annual rate of 9.5%. The principal sum of the Note, and all accrued but unpaid interest on the note is due and payable on November 6, 2001, 270 days after the date of issuance of the Note, or earlier subject to certain conditions. The above amount of approximately $6.1 million was included as Note Receivable on our balance sheet at March 31, 2001.

         The Company continually assesses the recoverability of its intangible goodwill assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average costs of funds. The assessment of the recoverability of previously recorded goodwill will be impacted if estimated future operating cash flows are not achieved.

         We believe that our cash equivalent balances and funds available under our existing line of credit will be sufficient to satisfy our cash requirements for at least the next 12 months. The estimates for the periods for which we expect our available cash balances and credit facility to be sufficient to meet our capital requirements are forward-looking statements that involve risks and uncertainties detailed in this report and as set forth under the caption "Risk Factors" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2000. Our capital requirements will depend on numerous factors, including demand for our suite of services, commercial acceptance of new service offerings, possible acquisitions of complementary businesses or technologies and the resources we dedicate to new technologies and new markets.

         We may need to raise additional capital to develop new technologies and/or services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, our shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of our shareholders. There can be no assurance that additional financing will be available or on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our business may be harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company engages in activities that expose it to various market risks, including the effects of a change in interest rates. This financial exposure is managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility for the markets may have on operating results. The Company does not use derivative financial instruments for trading purposes. The Company currently maintains an interest rate swap, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. The Company assesses, both at inception and on an ongoing basis, whether the interest rate swap is highly effective in offsetting changes in cash flows of the hedged items.

         At March 31, 2001 we had notes payable to affiliated parties of approximately $3.2 million with interest payable at a rate equal to 9.5% per annum, which rate shall be adjusted on July 31 and December 31 of each year the Notes remain outstanding to a rate equal to the most recently announced by Citibank, N.A., in the Wall Street Journal as its prime rate of interest.

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

                          PART II. - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      None.

(b)      None.

(C)      SALES OF UNREGISTERED SECURITIES.

         On January 2, 2001, the Company issued 314,044 shares of its common stock to Jeffrey D. Young as sole shareholder of Young & Associates, Inc. in exchange for all of the outstanding shares of capital stock of Young & Associates, Inc. In addition, the Company issued 184,502 shares of o2wireless common stock to certain former employees of Young & Associates, Inc. in satisfaction of its obligations under a bonus plan that was assumed by the Company in connection with the acquisition of Young & Associates, Inc.

         The issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, and/or Rule 506 promulgated thereunder. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. The purchasers have a pre-existing relationship with the Company and the offer and sale were made without any public solicitation. No underwriter was involved in the transaction and no commissions were paid.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         10.5 Employment Agreement dated December 27, 2000 between o2wireless Solutions, Inc and Michael W. Riley.

         10.6 Employment Agreement dated December 4, 2000 between o2wireless Solutions, Inc and William J. Loughman

         10.7 Employment Agreement dated June 15, 2000 between Communication Consulting Service, Inc., o2wireless, Inc. (formerly Clear Communications Group, Inc.) and John J. Meyer

(B)      REPORTS ON FORM 8-K

         The Company filed a Report on Form 8-K on January 17, 2001 to report the acquisition of all of the outstanding capital stock of Young & Associates, Inc. On March 19, 2001, the Company filed an amendment to the Report on From 8-K to include audited financial statements of Young & Associates, Inc. and certain pro forma financial information relating to the acquisition of Young & Associates, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                O2WIRELESS SOLUTIONS, INC.


Date: May 9, 2001              By: /s/ Stephen F. Johnston, Sr.
                                   ------------------------------------
                                   Stephen F. Johnston, Sr.
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)



Date: May 9, 2001              By: /s/ William J. Loughman
                                   --------------------------------------------
                                   William J. Loughman
                                   Executive Vice President, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal financial and accounting officer)

                                 EXHIBIT INDEX



         10.5 Employment Agreement dated December 27, 2000 between o2wireless Solutions, Inc and Michael W. Riley.

         10.6 Employment Agreement dated December 4, 2000 between o2wireless Solutions, Inc and William J. Loughman

         10.7 Employment Agreement dated June 15, 2000 between Communication Consulting Service, Inc., o2wireless, Inc. (formerly Clear Communications Group, Inc.) and John J. Meyer