Form 10-Q
period 2001-06-30
O2WIRELESS SOLUTIONS INC
filed 2001-08-14
CIK 1113529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
      June 30, 2001                                                      0-31295


                           O2WIRELESS SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Georgia                                                               58-2467466
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

440 Interstate North Parkway, Atlanta, Georgia                             30339
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

       Yes [X]                         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value per share                 27,937,737 shares
-----------------------------------------          -----------------------------
                  Class                            Outstanding at August 1, 2001

                           O2WIRELESS SOLUTIONS, INC.
                                    FORM 10-Q
                                  JUNE 30, 2001
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                          PAGE
                                                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets (unaudited) as of December 31, 2000
                  and June 30, 2001                                                                          3
         Consolidated Statements of Operations (unaudited) for the Three
                  and Six Month Periods Ended June 30, 2000 and 2001                                         4
         Consolidated Statements of Cash Flows (unaudited) for the Six
                  Month Periods Ended June 30, 2000 and 2001                                                 5
         Notes to Consolidated Financial Statements (unaudited)                                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                              11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                          17

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                   18

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         December 31,           June 30,
                                                                                             2000                 2001
                                                                                         ------------          ----------
ASSETS
Current Assets:
     Cash and cash equivalents                                                            $   12,168           $   15,182
     Contract revenues receivable, net of allowance for doubtful accounts of
         $806 and $822 at December 31, 2000 and June 30, 2001,
         respectively                                                                         44,643               25,856
     Costs and estimated earnings in excess of billings on uncompleted contracts              14,137               12,135
     Inventories, net of obsolescence reserve of $321 at December 31, 2000
         and June 30, 2001                                                                     2,904                3,656
     Deferred income taxes                                                                       343                  343
     Note receivable                                                                           6,097                6,097
     Other current assets                                                                      1,024                2,447
     Net assets of discontinued operations                                                       861                   --
                                                                                          ----------           ----------
          Total Current Assets                                                                82,177               65,716

Property and equipment, net                                                                    4,282                4,257
Intangible assets, net                                                                        27,258               36,368
Deferred income taxes                                                                          2,277                2,277
Other assets                                                                                     236                  208
                                                                                          ----------           ----------
                                                                                          $  116,230           $  108,826
                                                                                          ==========           ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Affiliate notes payable, current portion                                             $    2,126           $    2,321
     Current portion of other indebtedness                                                       176                5,465
     Accrued earn-out                                                                          1,650                1,650
     Accounts payable                                                                         20,013               13,232
     Accrued expenses                                                                          9,377                6,256
     Billing in excess of costs and estimated earnings on uncompleted contracts                3,748                1,205
                                                                                          ----------           ----------
         Total Current Liabilities                                                            37,090               30,129

Affiliate notes payable, less current portion                                                  1,626                  367
Other long-term indebtedness, less current portion                                             3,459                9,805
Other long-term liability                                                                        380                  580
                                                                                          ----------           ----------
         Total Liabilities                                                                    42,555               40,881
                                                                                          ----------           ----------

Redeemable preferred stock:
     Class A redeemable convertible preferred stock, $.01 par value; 100,000
         shares authorized, redeemable at $100 per share                                          --                   --
     Series C redeemable convertible preferred stock, no par value; 75,000
         shares authorized                                                                        --                   --
     Series D senior redeemable preferred stock, no par value; 100,000 shares
         authorized                                                                               --                   --
                                                                                          ----------           ----------
                                                                                                  --                   --
                                                                                          ----------           ----------


Stockholders' equity:
     Serial preferred stock, no par value, 10,000,000 shares authorized; no
         shares issued or outstanding                                                             --                   --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
         27,242,021 and 27,937,737 shares issued and outstanding at
         December 31, 2000 and June 30, 2001, respectively                                         3                    3
     Additional paid-in capital                                                               96,571              101,928
     Deferred stock-based compensation                                                        (1,286)                (850)
     Accumulated other comprehensive loss                                                         --                 (200)
     Accumulated deficit                                                                     (21,613)             (32,936)
                                                                                          ----------           ----------
         Total stockholders' equity                                                           73,675               67,945
                                                                                          ----------           ----------
                                                                                          $  116,230           $  108,826
                                                                                          ==========           ==========

See accompanying notes to unaudited consolidated financial statements

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                Three months      Three months       Six months        Six months
                                                                   ended             ended             ended              ended
                                                                  June 30,          June 30,          June 30,          June 30,
                                                                    2000              2001              2000              2001
                                                                ------------      ------------      ------------      ------------
Revenues                                                        $     30,419      $     27,828      $     56,643      $     58,212
Operating expenses:
     Cost of revenues                                                 21,740            21,741            40,205            45,444
     Selling, general, and administrative expenses                     5,845             7,939            10,439            18,000
     Restructuring charge                                                 --                --                --             1,100
     Depreciation and amortization                                     1,026             1,969             1,906             3,939
                                                                ------------      ------------      ------------      ------------
         Operating income (loss)                                       1,808            (3,821)            4,093           (10,271)

Other income (expense):
     Interest income                                                      --               207                32               442
     Interest expense                                                 (1,313)             (430)           (2,438)             (852)
     Increase in fair value of put warrants                               --                --           (13,681)               --
     Other                                                                23               142                25               142
                                                                ------------      ------------      ------------      ------------
Income (loss) from continuing operations before taxes                    518            (3,902)          (11,969)          (10,539)

Income tax expense                                                       250                --               768                --
                                                                ------------      ------------      ------------      ------------
Income (loss) from continuing operations                                 268            (3,902)          (12,737)          (10,539)

Discontinued operations:
     Loss from discontinued operations net of tax                        (12)               --               (54)             (196)
     Loss on disposal of discontinued operations net of tax               --                --                --              (588)
                                                                ------------      ------------      ------------      ------------
Net income (loss)                                                        256            (3,902)          (12,791)          (11,323)
Preferred stock dividends and accretion                                 (473)               --              (939)               --
                                                                ------------      ------------      ------------      ------------
Net loss to common stockholders                                 $       (217)     $     (3,902)     $    (13,730)     $    (11,323)
                                                                ============      ============      ============      ============

Earnings per share data:

   Loss per common share:
     Continuing operations:
       Basic and diluted                                        $      (0.03)     $      (0.14)     $      (1.84)     $      (0.38)
                                                                ============      ============      ============      ============

     Discontinued operations:
       Basic and diluted                                                  --                --      $      (0.01)     $      (0.03)
                                                                ============      ============      ============      ============

     Net loss per common share:
       Basic and diluted                                        $      (0.03)     $      (0.14)     $      (1.85)     $      (0.41)
                                                                ============      ============      ============      ============

     Weighted-average common shares outstanding:
       Basic and diluted                                           7,673,802        27,937,737         7,430,747        27,842,840
                                                                ============      ============      ============      ============


See accompanying notes to unaudited consolidated financial statements

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS,)
                                   (UNAUDITED)

                                                                                       Six months           Six months
                                                                                         ended                ended
                                                                                        June 30,             June 30,
                                                                                          2000                 2001
                                                                                       ----------           ----------
Cash flows from operating activities:
  Net loss from continuing operations                                                  $  (12,737)          $  (10,539)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                                          1,906                3,939
     Accretion of loan discount                                                               313                   --
     Amortization of deferred stock-based compensation                                        129                  389
     Increase in fair value of common stock put warrants                                   13,681                   --
     Deferred income tax expense                                                              322                   --
     Gain on disposal of assets                                                                --                  (30)
     Changes in operating assets and liabilities:
         Contract revenues receivable                                                      (1,600)              20,981
         Costs and estimated earnings in excess of billings
              on uncompleted contracts                                                     (7,544)               2,014
         Inventories                                                                         (408)                (752)
         Other current assets                                                                (427)              (1,298)
         Other assets                                                                      (2,271)                  41
         Accounts payable                                                                     766               (7,024)
         Accrued expenses                                                                   2,794                 (533)
         Billings in excess of cost and estimated earnings
              on uncompleted contracts                                                        546               (2,543)
         Other liabilities                                                                     --                 (430)
                                                                                       ----------           ----------
         Net cash (used in) provided by continuing operating activities                    (4,530)               4,215
                                                                                       ----------           ----------

Discontinued operations:
     Loss from discontinued operations                                                        (54)                (196)
     Estimated loss on disposal of discontinued operations                                     --                 (588)
     Adjustment to reconcile loss from discontinued operations to net
         cash provided by (used in) discontinued operating activities                          63                   14
                                                                                       ----------           ----------
             Net cash provided by (used in) discontinued operating activities                   9                 (770)
                                                                                       ----------           ----------
             Net cash (used in) provided by operating activities                           (4,521)               3,445
                                                                                       ----------           ----------
     Cash flows used in investing activities:
     Purchase of property and equipment                                                      (473)                (620)
     Cash paid for acquisitions, net                                                       (2,648)             (11,036)
     Proceeds from disposal of discontinued operations                                         --                  640
                                                                                       ----------           ----------
     Net cash used in investing activities                                                 (3,121)             (11,016)
                                                                                       ----------           ----------
Cash flows from financing activities:
  Restricted cash held in escrow                                                            1,616                   --
  Preferred stock dividends                                                                  (134)                  --
  Exercise of stock options and warrants                                                      479                   14
  Proceeds from (repayment of) various notes payable                                          670               (1,093)
  Proceeds from borrowing under credit facility                                             6,070               11,664
                                                                                       ----------           ----------
     Net cash provided by financing activities                                              8,701               10,585
                                                                                       ----------           ----------
Net increase in cash and cash equivalents                                                   1,059                3,014

Cash and cash equivalents at beginning of period                                              893               12,168
                                                                                       ----------           ----------
Cash and cash equivalents at end of period                                             $    1,952           $   15,182
                                                                                       ==========           ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                             $    2,303           $      826
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

See accompanying notes to unaudited consolidated financial statements

                            O2WIRELESS SOLUTIONS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

A) ORGANIZATION AND BASIS OF PRESENTATION

         o2wireless Solutions, Inc. and subsidiaries (formerly Clear Holdings, Inc. and subsidiaries) - (the "Company") is headquartered in Atlanta, Georgia. We provide comprehensive integrated network solutions to all sectors of the global wireless telecommunications industry. This comprehensive end-to-end solution enables us to address the current and emerging network infrastructure requirements of our customers. These solutions enable our customers to plan, design, deploy and maintain their wireless networks. We also offer business planning and consulting services to wireless telecommunications industry participants.

         The accompanying consolidated financial statements as of June 30, 2001, and for the three and six-month periods ended June 30, 2000 and 2001 are unaudited and have been prepared by management. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. The consolidated balance sheet data for December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim operating results are not necessarily indicative of operating results for the entire year. The financial information presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which includes information and disclosures not included herein. All significant inter-company accounts or balances have been eliminated upon consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation.

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

         The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced overhead costs through reduction in employment levels and began efforts to consolidate its physical locations, and completed the sale of its non-core business unit, Specialty Drilling, Inc. during the first fiscal quarter of 2001. Based on these actions and the Company's current strategic business plan, management believes its existing liquidity and capital resources will be sufficient to satisfy its requirements for the next 12 months. There are no assurances that such action will ensure cash sufficiency through fiscal 2002. The Company may consider additional options, which include, but are not limited to, forming strategic partnerships or alliances, raising new debt or additional equity capital. There can be no assurance that the Company will be able to raise such funds or realize its strategic alternatives on favorable terms or at all.

B) USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ materially from those estimates.

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

         The Company engages in activities that expose it to various market risks, including the effects of a change in interest rates. This financial exposure is managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility in market interest rates may have on operating results. The Company does not use derivative financial instruments for trading purposes. The Company currently maintains an interest rate swap, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. The Company assesses, both at inception and on an ongoing basis, whether the interest rate swap is highly effective in offsetting changes in cash flows of the hedged items.

         The Company has entered into an interest rate swap agreement with its senior lender in accordance with its loan agreement, which has been classified as a cash flow hedge. The interest rate swap agreement allows the Company to swap interest rate payments from a floating rate of LIBOR to a fixed interest payment of 7.25% on a notional principal of $12.5 million and will be in effect until January 2003. Changes in the fair value of the interest rate swap agreement are recognized in other comprehensive income until such point that the interest rate swap no longer qualifies for hedge accounting, at which point, the gain (loss) reported in other comprehensive income will be reclassified into earnings. Upon repayment of our line of credit below the notional principal of $12.5 million, we will reclassify the amount included in other comprehensive income into earnings. The fair value of the swap agreement was approximately ($380,000) and ($580,000) at December 31, 2000 and June 30, 2001, respectively.
Accordingly, an unrealized loss on derivative instruments of $200,000 was recorded in other comprehensive income for the six-month period ended June 30, 2001.

D) COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS)

                                                                                             Six Months Ended
                                                                                       -----------------------------
                                                                                        June 30,            June 30,
                                                                                          2000                2001
                                                                                       ----------           --------
Net loss                                                                               $  (13,730)           (11,323)
Other Comprehensive loss:
    Unrealized loss on derivative instruments, net of tax                              $       --               (200)
                                                                                       ----------           --------

Comprehensive loss                                                                       $(13,730)           (11,523)
                                                                                       ==========           ========

E) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company will adopt SFAS No. 141 as of July 1, 2001.

In June 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the nonamortization provisions of the statement. The Company will adopt SFAS No. 142 beginning January 1, 2002.

Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

2) RESTRUCTURING

         During the first quarter of 2001, we initiated a restructuring plan that allowed us to streamline our operations and reduce our cost structure. As part of the restructuring plan, which consisted primarily of a workforce reduction, closure of certain offices and the consolidation of certain facilities, we expect to incur restructuring charges totaling approximately $1.1 million. During the six months ended June 30, 2001 we paid approximately $523,000 in costs related to this restructuring.

         Workforce reduction was the main focus of our restructuring. Our employee headcount has declined from 770 employees at December 31, 2000 to 594 employees at June 30, 2001. Excluding the addition of 53 employees hired in connection with the acquisition of Young & Associates, Inc., in January 2001, this represents a reduction of 229 employees or approximately 28% of our workforce. The reductions have taken place in all sectors of our operations and at all levels of staff including management, with the goal of maintaining our percentage of billable employees. We have charged approximately $124,000 to expense for severance and other termination benefits related to this workforce reduction. The majority of these benefits were paid during the three months ended March 31, 2001.

         In addition we have closed several of our regional offices including our offices in Scottsdale, AZ, Memphis, TN, Dallas TX, and Greenville, SC. Costs related to remaining office and equipment leases for these offices are included in our restructuring charge.

3) DISCONTINUED OPERATIONS

         In March 2001, the Company agreed to sell substantially all of the assets of Specialty Drilling, Inc, a company which was acquired in November 1999 as part of the acquisition of the TWR Group (TWR). The sale of Specialty Drilling, Inc. was completed on April 12, 2001. Pursuant to the Asset Purchase Agreement, substantially all of the assets of Specialty Drilling, Inc. were sold for a purchase price of approximately $640,000. In addition, the purchaser assumed responsibility for accounts payable at the date of sale.

         Revenues from Specialty Drilling, Inc. were approximately $311,000 for the three-month period ended June 30, 2000 and approximately $170,000 and $599,000 for the six-month periods ended June 30, 2001 and June 30, 2000 respectively. Net loss attributed to Specialty Drilling Inc., was approximately $196,000 and $54,000 for the six month periods ended June 30, 2001 and June 30, 2000, respectively.

         The components of net assets of discontinued operations included in the Consolidated Balance Sheet at the time of sale were as follows (in thousands):

                  Cash                               $    9
                  Receivables, net                      159
                  Retainage receivable                   27
                  Prepaid expenses                        3
                  Property and equipment, net           669
                  Accounts Payable                      (20)
                                                     ------
                                                     $  847
                                                     ------

4) SEGMENT AND CUSTOMER INFORMATION

         The Company operates and manages its business as a single segment. The Company provides comprehensive integrated network solutions to service providers in the wireless telecommunications industry. The following is a summary of revenues by geographic area (in thousands):

                    Three months      Three months       Six months        Six months
                       ended             ended             ended             ended
                      June 30,          June 30,          June 30,          June 30,
                        2000              2001              2000              2001
                    ------------      ------------       ----------        ----------
U.S.                  $ 29,735          $ 26,467          $ 55,728          $ 55,106
Foreign               $    684          $  1,361          $    915          $  3,106
                      --------          --------          --------          --------
Consolidated          $ 30,419          $ 27,828          $ 56,643          $ 58,212
                      --------          --------          --------          --------

         On February 9, 2001, o2wireless obtained a Promissory Note from South Carolina Phone, LLC in the principal amount of approximately $6.1 million, to cover payment for goods and services provided by o2wireless to South Carolina Phone, LLC during 2000. Interest is payable on the Note from January 1, 2001 until paid, at an annual rate of 9.5%. The principal sum of the Note, and all accrued but unpaid interest on the note is due and payable on November 6, 2001, 270 days after the date of issuance of the Note, or earlier subject to certain conditions. The above amount of approximately $6.1 million was included as a Note Receivable on our balance sheet at December 31, 2000 and at June 30, 2001.

5) LEGAL MATTERS

         In the normal course of business, we are subject to certain administrative proceedings and litigation. The following is a summary of two proceedings currently pending.

         On November 20, 1997, the Company agreed to issue warrants to purchase 298,562 shares of the Company's common stock to a corporation in consideration for services rendered in connection with the issuance of the Company's Class A Preferred Stock. Each warrant enabled the holder to purchase one share of common stock for $1.81. The warrants were to expire five years from the issuance date. The estimated value of the warrants was $20,652 and was included in the issuance costs of the Class A Preferred Stock. Although, the Company believed it had fulfilled its obligation to the aforementioned corporation, the matter was disputed by the corporation and was sent to arbitration. On July 9, 2001 an arbitrator determined that the Company should pay $489,600 to the corporation. The Company expects to file a motion to vacate the award which would be filed in Federal district court or state court and believes, due to the uncertainty outstanding, it is not possible to determine the probability of payment and accordingly no accrual has been established.

         On November 7, 2000, a suit was filed against the Company and two officers of the Company, asserting that the defendants engaged in a conspiracy to pursue frivolous litigation against the plaintiff, to threaten further litigation and to interfere with the business relations of the plaintiff. The Complaint was later amended to reflect that the plaintiff had lost by jury verdict the litigation and to seek a declaratory judgment that claims by the Company and its executives to be reimbursed for legal fees expended in connection with that suit are without merit. In management's opinion, the outcome of the foregoing proceeding will not materially affect the financial position and results of operations of the Company.

6) LONG TERM DEBT

         Effective August 6, 2001 we amended our syndicated credit agreement with Wachovia Bank, N.A. as agent and reduced the amount available under the facility from $35 million to the lower of (a) a pre-defined borrowing base or
(b) a percentage of gross receivables based on the lender's credit judgment, not to exceed $25 million. Accordingly, our ability to borrow under the facility is contingent upon gross receivables, based on the lender's credit judgment. The credit facility is due November 1, 2004 and bears interest based on LIBOR plus a margin of up to 3.75%. The line of credit is secured by substantially all of our business assets, is guaranteed by our subsidiaries and is senior to approximately $3.4 million of subordinated indebtedness. The terms of the credit agreement include several covenants and restrictions including but not limited to those discussed herein. The terms of the credit agreement require maintenance of specified levels of earnings before income taxes, depreciation and amortization (EBITDA). Under the terms of the credit agreement we are required to provide the lenders with periodic budgets, financial statements and periodic reports and filings. Additionally, we are restricted in the amount of payments to holders of seller notes. The covenants also limit our ability to sell our assets outside the ordinary course of business, merge with or acquire other businesses. In addition, we are limited in capital expenditures which can be incurred during a given period. If we continue to experience significant losses, we could be in violation of the covenants in our credit facility in the future. As of June 30, 2001 we had $14.6 million in outstanding borrowings under the credit facility. We have subsequently paid down $5 million of those borrowings.

         Management believes that an adequate amount of gross receivables exist which would provide availability under the credit facility to satisfy the Company's cash requirements for at least the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include, but are not limited to, general economic conditions, competition and market conditions in the wireless services industry, demand for outsourced wireless network services, the Company's ability to manage its growth effectively, the Company's ability to implement its acquisition strategy, fluctuations in quarterly operating results and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

         We generally offer our network planning, design and deployment services on either a fixed-price or a time-and-materials basis, with scheduled deadlines for completion times, that is, on a time-certain basis. We recognize revenues for our fixed-price contracts using the percentage-of-completion method. Under the percentage-of-completion method, in each period we recognize expenses as they are incurred, and we recognize revenues based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenues we recognize in a given quarter depend on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Our estimated costs for a project are based on many factors. Accordingly, the final project costs may vary from the original estimate. Certain project costs can vary significantly from original estimates, which may lead to significant fluctuations in actual gross margin as compared to projected margins. As a result, gross margins in future periods may be significantly reduced, and in some cases a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the six months ended June 30, 2001, revenues from our fixed-price contracts accounted for approximately 61% of our total revenues. Our contracts are typically structured with milestone events that dictate the timing of payments to us from our customers. Accordingly, there may be a significant delay between the date we record revenues and the date we receive payment from our customers. During our planning process, we divide projects into deliverables, which enables us to better understand the costs associated with each of the components and minimize the risks of exceeding our initial estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

         CONTINUING OPERATIONS

         REVENUES. Our revenues decreased 9%, or $2.6 million, from $30.4 million for the three months ended June 30, 2000 to $27.8 million for the three months ended June 30, 2001. Revenues attributed to our acquisitions of Communications Consulting Services, Inc. in June 2000, HAF Limited in December 2000, and Young and Associates, Inc., in January 2001, represented approximately $3.0 million for the three months ended June 30, 2001. This was offset by a decline of approximately $5.6 million in revenues from existing business which reflects the continued reduction or delay of capital expenditures by some of our customers, particularly equipment manufacturers, during the quarter ended June 30, 2001 which may continue in future quarters.

         Our revenues increased 3% or $1.6 million from $56.6 million for the six months ended June 30, 2000 to $58.2 million for the six months ended June 30, 2001. Revenues attributed to our acquisitions of Communications Consulting Services, Inc. in June 2000, HAF Limited in December 2000, and Young and Associates, Inc., in January 2001, represented approximately $7.3 million for the six months ended June 30, 2001. This was offset by a decline of approximately $5.7 million in revenues from existing business which reflects the continued reduction or delay of capital expenditures by some of our customers, particularly equipment manufacturers, in the first six months of 2001, which may continue in future quarters.

         COST OF REVENUES. Our cost of revenues includes direct materials, compensation and benefits, living and travel expenses, payments to third-party sub-contractors and other direct project-related expenses and allocations of indirect overhead. As of June 30, 2001, we had 490 employees working on contracted projects compared to 524 as of June 30, 2000. Our cost of revenues excludes down-time for direct compensation and benefits, training and other indirect overhead and related costs, all of which are included in selling, general and administrative expenses. Our cost of revenues of $21.7 million for the three months ended June 30, 2001 was similar to the $21.7 million for the three months ended June 30, 2000. Gross margin was 22% of revenues for the three months ended June 30, 2001, compared to 29% for the three months ended June 30, 2000. Gross margin was however similar to the 22% recorded for the three months ended March 31, 2001. Gross margin for the three months ended June, 2001 decreased from that of the prior year, primarily due to a shift in the mix of services to lower margin services.

         Our cost of revenues increased 13% from $40.2 million for the six months ended June 30, 2000 to $45.4 million for the six months ended June 30, 2001 due, primarily in the first quarter, to increased staffing and other costs to support the growth of our business. Gross margin was 22% of revenues for the six months ended June 30, 2001, compared to 29% for the six months ended June 30, 2000. Gross margin for the six months ended June, 2001 decreased from that of the prior year, primarily due to a shift in the mix of services to lower margin services. The Company expects margins to be similar in the remaining quarters of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include compensation and benefits, facilities expenses and other expenses not related directly to projects. Selling, general, and administrative expenses increased 36% from $5.8 million for the three months ended June 30, 2000 to $7.9 million for the three months ended June 30, 2001. The increase was attributable in large part to increased costs due to acquisitions and expenses associated with being a public company. The Company has realigned its business units and streamlined its cost structure to bring capacity more in line with reduced revenues. This has resulted in selling general and administrative expenses as a percentage of revenue declining from 33% for the three months ended March 31, 2001 to 29% for the three months ended June 30, 2001. Selling general and administrative expenses will be higher in absolute dollars in 2001 than they were in 2000.

         Selling, general, and administrative expenses increased 72% from $10.4 million for the six months ended June 30, 2000 to $18.0 million for the six months ended June 30, 2001. The increase was attributable in large part to a reduced utilization of our employees due to delays and reductions in contracts obtained from our customers, in addition to increased costs due to acquisitions and expenses associated with being a public company.

         RESTRUCTURING CHARGE. During the first quarter of 2001, the Company implemented a restructuring plan that resulted in a total first quarter charge of $1.1 million. As of June 30, 2001, approximately $523,000 of these costs had been paid. As a result of the restructuring, total full time employees were reduced by approximately 28% from 823, including 53 employees hired in connection with the acquisition of Young and Associates, Inc. in January 2001, to 594 employees at June 30, 2001. In addition, we closed several regional offices to further streamline our cost structure.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses include depreciation on our furniture, fixtures and equipment and amortization of goodwill related to our acquisitions. Depreciation and amortization expenses increased 92% from approximately $1.0 million for the three months ended June 30, 2000 to $2.0 million for the three months ended June 30, 2001. This significant increase reflects the amortization of goodwill associated with the acquisitions of Communication Consulting Services, Inc., Wireless Sites Development, Inc., Cardinal Engineering Corporation, HAF Limited and Young and Associates, Inc. along with the increase in capitalized assets to support the growth of our business.

         Depreciation and amortization expenses increased 107% from $1.9 million for the six months ended June 30, 2000 to $3.9 million for the six months ended June 30, 2001. This significant increase reflects the amortization of goodwill associated with the acquisitions of Communication Consulting Services, Inc., Wireless Sites Development, Inc., Cardinal Engineering Corporation, HAF Limited and Young and Associates, Inc. along with the increase in capitalized assets to support the growth of our business.

         INTEREST EXPENSE. Interest expense is primarily related to interest on notes payable to related parties and our credit facility. Interest expense decreased 67% from $1.3 million for the three months ended June 30, 2000 to $430,000 for the three months ended June 30, 2001. The lower expense in 2001 represents a reduced use of our line of credit.

         Interest expense decreased 65% from $2.4 million for the six months ended June 30, 2000 to $852,000 for the six months ended June 30, 2001. The lower expense in 2001 represents a reduced use of our line of credit.

         OTHER INCOME (EXPENSE). For the three months ended June 30, 2001, other income was $349,000 as compared to other income of $23,000 for the three months ended June 30, 2000. This income for the three months ended June 30, 2001 was primarily attributable to interest income from our note receivable.

         For the six months ended June 30, 2001, other income was $584,000 as compared to other expense of approximately $13.6 million for the six months ended June 30, 2000. The income for the six months ended June 30, 2001 was primarily attributable to interest income from our note receivable. The expense for the six months ended June 30, 2000 was primarily attributable to an increase in the fair value of put warrants issued to certain of our shareholders. The put provision of the common stock put warrants expired upon completion of the Company's initial public offering in August 2000.

         INCOME TAX EXPENSE. No income tax expense was recorded for the three months or six months ended June 30, 2001 compared to an expense of $250,000 for the three months ended June 30, 2000 and $768,000 for the six months ended June 30, 2000.

         NET LOSS. Net loss from continuing operations for the three months ended June 30, 2001 was $3.9 million, as compared to a net profit of $268,000 for the three months ended June 30, 2000. The net loss for the three months ended June 30, 2001 is attributable to a change in the mix of services to lower margin services and increased pricing pressure.

         Net loss from continuing operations for the six months ended June 30, 2001 was $10.5 million, as compared to a net loss of $12.7 million for the six months ended June 30, 2000. The net loss for the six months ended June 30, 2001 is attributable to the lower utilization of employees arising from the reduction or delay of projects by some of our customers in addition to a change in the mix of services to lower margin services. The net loss for the six months ended June 30, 2000 is primarily attributable to an increase in the fair value of put warrants.

         DISCONTINUED OPERATIONS

         In April 2001, the Company sold substantially all of the assets of the former Specialty Drilling, Inc, a company acquired in November 1999. Loss from discontinued operations was $784,000 for the six months ended June 30, 2001 as compared to a loss of $54,000 for the six months ended June 30, 2000. The loss for the six months ended June 30, 2001 included a loss from discontinued operations of $196,000 and an estimated loss on disposal of $588,000, compared to a loss from discontinued operations of $54,000 for the six months ended June 30, 2000. Revenues for the six months ended June 30, 2001 for discontinued operations were $170,000, all of which were in the three months ended March 31, 2001, as compared to revenues of approximately $600,000 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had available cash of approximately $15.2 million. Since our inception, we have primarily financed our operations through commercial bank borrowings, the issuance of subordinated notes, and the sale of preferred and common stock. Cash provided by and used in operations is primarily derived from our contracts in process and changes in working capital. Cash provided by the Company's continuing operations was approximately $4.2 million for the six months ended June 30, 2001. Cash used in the Company's discontinued operations was $770,000 for the six months ended June 30, 2001.

         Cash used in investing activities was approximately $11.0 million for the six months ended June 30, 2001. Investing activities consist primarily of acquisitions, as well as capital expenditures to support our operations.

         Cash provided by financing activities for the six months ended June 30, 2001 was approximately $10.6 million. This consisted primarily of $11.7 million borrowed under our revolving credit agreement, offset by repayment of various notes payable of approximately $1.1 million.

         Effective August 6, 2001 we amended our syndicated credit agreement with Wachovia Bank, N.A as agent and reduced the amount available under the facility from $35 million to the lesser of (a) a pre-defined borrowing base or
(b) a percentage of gross receivables based on the lender's credit judgement, not to exceed $25 million. Accordingly, our ability to borrow under the facility is contingent upon gross receivables based on the lender's credit judgement. The credit facility is due November 1, 2004 and bears interest based on LIBOR plus a margin of up to 3.75%. The line of credit is secured by substantially all of our business assets, is guaranteed by our subsidiaries and is senior to approximately $3.4 million of subordinated indebtedness.

The terms of the credit agreement include several covenants and restrictions including but not limited to those discussed herein. The terms of the credit agreement require maintenance of specified levels of earnings before income taxes, depreciation and amortization (EBITDA). Under the terms of the credit agreement we are required to provide the lenders with periodic budgets, financial statements and periodic reports and filings. Additionally, we are restricted in the amount of payments to holders of seller notes. The covenants also limit our ability to sell our assets outside the ordinary course of business, merge with or acquire other businesses. In addition, we are limited in capital expenditures which can be incurred during a given period. If we continue to experience significant losses, we could be in violation of the covenants in our credit facility in the future. As of June 30, 2001 we had $14.6 million in outstanding borrowings under the credit facility. We have subsequently paid down $5 million of those borrowings. Management believes that an adequate amount of gross receivables exist which would provide availability under the credit facility to satisfy the Company's cash requirement for at least the next twelve months.

         Our contract revenues receivable have decreased significantly in absolute dollars from $44.6 million at December 31, 2000 to $25.9 million at June 30, 2001. This reflects a concerted effort to reduce the balance of outstanding receivables. This has resulted in a reduction of our days sales outstanding (DSO's), from 88 days at December 31, 2000 to 84 days at June 30, 2001. Our costs and estimated earnings in excess of billings on uncompleted contracts decreased from $14.1 million at December 31, 2000 to $12.1 million at June 30, 2001. This represented an increase from 28 days to 39 days.

         On February 9, 2001, o2wireless obtained a Promissory Note from South Carolina Phone, LLC for the sum of approximately $6.1 million, to cover payment for goods and services provided by o2wireless to South Carolina Phone, LLC during 2000. Interest is payable on the Note from January 1, 2001 at an annual rate of 9.5%. The principal sum of the Note, and all accrued but unpaid interest on the note is due and payable on November 6, 2001, 270 days after the date of issuance of the Note, or earlier subject to certain conditions. The above amount of approximately $6.1 million was included as a Note Receivable on our balance sheet at June 30, 2001.

         The Company continually assesses the recoverability of its intangible goodwill assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average costs of funds. The assessment of the recoverability of previously recorded goodwill will be impacted if estimated future operating cash flows are not achieved. Similarly, the Company has the ability to utilize deferred tax assets based on projected future performance.

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

         We may need to raise additional capital to develop new technologies and/or services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, our shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of our shareholders. There can be no assurance that additional financing will be available or on terms favorable to us. If we incur a default under the covenants of our line of credit it may restrict our ability to obtain funds. If adequate funds are not available or are not available on acceptable terms, our business may be harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company engages in activities that expose it to various market risks, including the effects of a change in interest rates. This financial exposure is managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility for the markets may have on operating results. The Company does not use derivative financial instruments for trading purposes. The Company currently maintains an interest rate swap, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. The Company assesses, both at inception and on an ongoing basis, whether the interest rate swap is highly effective in offsetting changes in cash flows of the hedged items. For more information regarding the Company's interest rate swap agreement, please see Note C to the Financial Statements included in this report.

         At June 30, 2001 we had notes payable to affiliated parties of approximately $2.7 million with interest payable at a rate equal to 9.5% per annum, which rate shall be adjusted on July 31 and December 31 of each year the Notes remain outstanding to a rate equal to the most recently announced by Citibank, N.A., in the Wall Street Journal as its prime rate of interest.

         Our revolving credit facility bears interest at LIBOR plus a margin of up to 3.75%. Accordingly, changes in LIBOR, which is affected by changes in interest rates in general, will affect the interest rate on our revolving credit facility.

         We temporarily invest our excess cash in money market funds. Changes in interest rates would not significantly affect the fair value of these cash investments.

                          PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 2001 Annual Meeting of Shareholders of the Company was held on May 24, 2001. At the meeting, the following matters were submitted for approval by the shareholders:

1. Election of Directors. The following persons were elected as Class I Directors to serve for a term of three years and until their successors are elected and qualified: Stephen F. Johnston, Sr., John G. Farmer, Jr. and Andrew
D. Roscoe. Murray L. Swanson was elected as a Class III Director to serve for a term of two years and until his successor is elected and qualified.

         The number of votes cast for and against the election of each nominee for director was as follows:

                                                    Votes                   Votes
                                                     FOR                  WITHHELD
                                                  ----------              --------
            Stephen F. Johnston, Sr.              23,853,888               391,701
            John G. Farmer, Jr.                   23,886,920               358,669
            Andrew D. Roscoe                      23,888,520               357,069

            Murray L. Swanson                     23,888,520               357,069

         The following persons did not stand for reelection to the Board at the 2001 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Darin R. Winn, Lisa Roumell, Michael W. Riley and Robert J. Lambrix.

2. Amendment to the 1998 Stock Option Plan. The shareholders also approved an amendment to the Company's 1998 Stock Option Plan to increase the number of shares available for grant thereunder from 2,650,000 to 6,200,000. The number of votes cast for, against and abstaining were as follows:

                  FOR                     AGAINST            ABSTAINING
               ----------                ---------           ----------
               18,791,389                2,553,533             22,092

         No other matters were presented at the meeting.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         No exhibits are filed with this report.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          O2WIRELESS SOLUTIONS, INC.


Date: August 14, 2001     By: /s/ Murray L. Swanson
                             ---------------------------------------------------
                               Murray L. Swanson
                               President and Chief Executive Officer
                               (principal executive officer)



Date: August 14, 2001     By:  /s/ Ronald D. Webster
                              --------------------------------------------------
                              Ronald D. Webster
                              Executive Vice President, Chief Financial Officer, Secretary and Treasurer
                              (principal financial and accounting officer)