Form 10-Q
period 2001-09-30
O2WIRELESS SOLUTIONS INC
filed 2001-11-14
CIK 1113529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                              Commission File Number:
         September 30, 2001                                             0-31295

                           O2WIRELESS SOLUTIONS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Georgia                                                              58-2467466
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

440 Interstate North Parkway, Atlanta, Georgia                            30339
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                  770-763-5620
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value per share                27,937,737 shares
----------------------------------------        -------------------------------
                Class                           Outstanding at November 1, 2001

                           O2WIRELESS SOLUTIONS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2001
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                             PAGE
-----------------------------                                                                             ----
         Consolidated Balance Sheets (unaudited) as of December 31, 2000
                  and September 30, 2001                                                                     3
         Consolidated Statements of Operations (unaudited) for the Three
                  and Nine Month Periods Ended September 30, 2000 and 2001                                   5
         Consolidated Statements of Cash Flows (unaudited) for the Nine
                  Month Periods Ended September 30, 2000 and 2001                                            7
         Notes to Consolidated Financial Statements (unaudited)                                              9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                              15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                          22

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                   23

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                December 31,         September 30,
                                                                                                    2000                 2001
                                                                                                ------------         -------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                                   $   12,168           $    7,261
     Contract revenues receivable, net of allowance for doubtful accounts of
         $806 and $1,246 at December 31, 2000 and September 30, 2001,
         respectively                                                                                44,643               25,809
     Costs and estimated earnings in excess of billings on uncompleted contracts                     14,137               12,332
     Inventories, net of obsolescence reserve of $321 at December 31, 2000
         and September 30, 2001                                                                       2,904                3,501
     Deferred income taxes                                                                              343                  343
     Note receivable                                                                                  6,097                3,048
     Other current assets                                                                             1,024                3,013
     Net assets of discontinued operations                                                              861                   --
                                                                                                 ----------           ----------
          Total Current Assets                                                                       82,177               55,307

Property and equipment, net                                                                           4,282                4,231
Intangible assets, net                                                                               27,258               30,192
Deferred income taxes                                                                                 2,277                2,277
Other assets                                                                                            236                  179
                                                                                                 ----------           ----------
          Total Assets                                                                           $  116,230           $   92,186
                                                                                                 ==========           ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Affiliate notes payable, current portion                                                    $    2,126           $    1,839
     Current portion of other indebtedness                                                              176                  452
     Accrued earn-out                                                                                 1,650                1,650
     Accounts payable                                                                                20,013               10,829
     Accrued expenses                                                                                 9,377                6,824
     Billing in excess of costs and estimated earnings on uncompleted contracts                       3,748                  989
     Other current liabilities                                                                           --                  132
                                                                                                 ----------           ----------
         Total Current Liabilities                                                                   37,090               22,715

Affiliate notes payable, less current portion                                                         1,626                  150
Other long-term indebtedness, less current portion                                                    3,459                9,762
Other long-term liability                                                                               380                  734
                                                                                                 ----------           ----------

         Total Liabilities                                                                           42,555               33,361
                                                                                                 ----------           ----------

Redeemable preferred stock:
     Class A redeemable convertible preferred stock, $.01 par value; 100,000
         shares authorized, redeemable at $100 per share                                                 --                   --
     Series C redeemable convertible preferred stock, no par value; 75,000
         shares authorized                                                                               --                   --
                                                                                                 ----------           ----------
     Series D senior redeemable preferred stock, no par value; 100,000 shares
         authorized                                                                                      --                   --
                                                                                                 ----------           ----------

Stockholders' equity:
     Serial preferred stock, no par value, 10,000,000 shares authorized; no
         shares issued or outstanding                                                                    --                   --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
         27,242,021 and 27,937,737 shares issued and outstanding at
         December 31, 2000 and September 30, 2001, respectively                                           3                    3
     Additional paid-in capital                                                                      96,571              101,928
     Deferred stock-based compensation                                                               (1,286)                (658)
     Accumulated other comprehensive loss                                                                --                 (143)
     Accumulated deficit                                                                            (21,613)             (42,305)
                                                                                                 ----------           ----------
         Total stockholders' equity                                                                  73,675               58,825
                                                                                                 ----------           ----------
                                                                                                 $  116,230           $   92,186
                                                                                                 ==========           ==========

See accompanying notes to unaudited consolidated financial statements

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three months   Three months       Nine months    Nine months
                                                                        ended           ended            ended            ended
                                                                    September 30,   September 30,     September 30,   September 30,
                                                                         2000            2001             2000             2001
                                                                    -------------   -------------     -------------   -------------
Revenues                                                              $  37,011          $28,176        $  93,654        $  86,342
Operating  expenses:
     Cost of revenues                                                    26,170           21,542           66,375           68,004
     Selling, general, and administrative expenses                        7,242            8,025           17,681           25,018
     Warrant dispute reserve                                                 --              641               --              641
     Restructuring charge                                                    --               --               --            1,100
     Depreciation and amortization                                        1,008            1,963            2,914            5,859
     Goodwill write-down                                                     --            4,802               --            4,802
                                                                      ---------        ---------        ---------        ---------
         Operating income (loss)                                          2,591           (8,797)           6,684          (19,082)

Other income (expense):
   Interest income                                                           86              150              118              592
   Interest expense                                                        (922)            (733)          (3,360)          (1,587)
   Increase in fair value of put warrants                                    --               --          (13,681)              --
   Other                                                                    197               11              222              169
                                                                      ---------        ---------        ---------        ---------
Income (loss) from continuing operations before taxes
   and extraordinary item                                                 1,952           (9,369)         (10,017)         (19,908)

Income tax expense                                                        1,909               --            2,677               --
                                                                      ---------        ---------        ---------        ---------
Income (loss) from continuing operations before extra-
   ordinary item                                                             43           (9,369)         (12,694)         (19,908)

Discontinued operations:
     Income (loss) from discontinued operations net of tax                   27               --              (27)            (196)
     Loss on disposal of discontinued operations net of tax                  --               --               --             (588)
                                                                      ---------        ---------        ---------        ---------
Extraordinary item - loss on extinguishments of indebtedness,
    net of income tax benefit of approximately $2,212 in 2000             4,295               --            4,295               --

Net loss                                                                 (4,225)          (9,369)         (17,016)         (20,692)
Preferred stock dividends and accretion                                  (5,209)              --           (6,148)              --
                                                                      ---------        ---------        ---------        ---------
Net loss to common stockholders                                       $  (9,434)       $  (9,369)       $ (23,164)       $ (20,692)
                                                                      =========        =========        =========        =========

Earnings per share data:

   Loss per common share:
     Continuing operations:
       Basic and diluted
       Loss per share before extraordinary item                       $   (0.31)       $   (0.34)       $   (1.78)       $   (0.71)
       Effect of extraordinary item                                       (0.25)              --            (0.41)              --
                                                                      ---------        ---------        ---------        ---------
                                                                      $   (0.56)       $   (0.34)       $   (2.19)       $   (0.71)
                                                                      =========        =========        =========        =========

     Discontinued operations:
       Basic and diluted                                                     --               --               --            (0.03)
                                                                      =========        =========        =========        =========

      Net loss per common share:
       Basic and diluted                                              $   (0.56)       $   (0.34)       $   (2.19)       $   (0.74)
                                                                      =========        =========        =========        =========

    Weighted-average common shares outstanding:
       Basic and diluted                                             16,840,307       27,937,737       10,590,672       27,874,820

See accompanying notes to unaudited consolidated financial statements

                   O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 Nine months          Nine months
                                                                                                    ended                ended
                                                                                                September 30,        September 30,
                                                                                                    2000                 2001
                                                                                                -------------        -------------
Cash flows from operating activities:
   Net loss from continuing operations                                                           $  (16,989)         $   (19,908)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                                                    2,914                5,859
     Goodwill write-down                                                                                 --                4,802
     Accretion of loan discount                                                                         358                   --
     Amortization of deferred stock-based compensation                                                  327                  581
     Increase in fair value of common stock put warrants                                             13,681                   --
     Extraordinary loss - Loss on extinguishments of indebtedness                                     4,295
     Deferred income tax expense                                                                      2,310                   --
     (Gain) on disposal of assets                                                                        --                  (30)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                          (10,248)              21,027
       Costs and estimated earnings in excess of billings
          on uncompleted contracts                                                                  (10,393)               1,818
       Inventories                                                                                   (1,098)                (597)
       Other current assets                                                                            (667)               1,185
       Other assets                                                                                      23                   70
       Accounts payable                                                                                 148               (9,427)
       Accrued expenses                                                                               4,174                  168
       Billings in excess of cost and estimated earnings
          on uncompleted contracts                                                                      638               (2,759)
       Other liabilities                                                                                 --                 (219)
                                                                                                 ----------           ----------
       Net cash (used in) provided by operating activities                                          (10,527)               2,570
                                                                                                 ----------           ----------

Discontinued operations:
   Loss from discontinued operations                                                                    (27)                (770)
                                                                                                 ----------           ----------
         Net cash (used in) discontinued operating activities                                           (27)                (770)
                                                                                                 ----------           ----------
         Net cash (used in) provided by operating activities                                        (10,554)               1,800
                                                                                                 ----------           ----------
   Cash flows used in investing activities:
   Purchase of property and equipment                                                                  (751)                (883)
   Cash paid for acquisitions, net                                                                   (2,707)             (11,293)
   Proceeds from disposal of discontinued operations                                                     --                  640
                                                                                                 ----------           ----------
   Net cash used in investing activities                                                             (3,458)             (11,536)
                                                                                                 ----------           ----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                                        62,700                   --
   Restricted cash held in escrow                                                                     1,616                   --
   Preferred stock dividends                                                                           (331)                  --
   Exercise of stock options and warrants                                                               926                   14
   Repayment of various notes payable                                                                (2,338)              (1,849)
   Proceeds from borrowing under credit facility                                                     16,087               11,664
   Repayment of borrowings under credit facility                                                    (31,329)              (5,000)
   Redemption of preferred stock                                                                     (7,918)                  --
   Repayment of subordinated notes                                                                  (13,000)                  --
                                                                                                 ----------           ----------
     Net cash provided by financing activities                                                       26,413                4,829
                                                                                                 ----------           ----------
Net increase in cash and cash equivalents                                                            12,401               (4,907)

Cash and cash equivalents at beginning of period                                                        893               12,168
                                                                                                 ----------           ----------
Cash and cash equivalents at end of period                                                       $   13,294           $    7,261
                                                                                                 ==========           ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                                      $    3,109           $      265
                                                                                                 ==========           ==========
Non cash investing and financing activities:
   Expiration of fair value put feature upon initial public offering                             $   22,712                   --
                                                                                                 ==========           ==========
   Conversion of preferred stock to common stock                                                 $    8,859                   --
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

         The accompanying consolidated financial statements as of September 30, 2001, and for the three and nine-month periods ended September 30, 2000 and 2001 are un-audited and have been prepared by management. In the opinion of management, these un-audited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. The consolidated balance sheet data for December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim operating results are not necessarily indicative of operating results for the entire year. The financial information presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which includes information and disclosures not included herein. All significant inter-company accounts or balances have been eliminated upon consolidation. Certain reclassifications of year-to-date and prior year amounts have been made to conform to current period presentation.

         The telecommunications market is characterized by significant risks as a result of changes in economic conditions, changes in technology, outsourcing of telecommunications networks, consolidation of equipment vendors and other significant factors. Our ability to manage future expansion, manage personnel levels and third-party subcontractors is critical to achieving profitability. Changes in technology, economic conditions or the loss of one or more of our key customers, among other factors, could have a material adverse effect on our financial position and results of operations.

         The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, we substantially reduced overhead costs through reduction in employment levels and began efforts to consolidate our physical locations in the first quarter of 2001. In addition, we completed the sale of a non-core business unit, Specialty Drilling, Inc. Based on these actions and our current strategic business plan, management believes the Company's existing liquidity and capital resources will be sufficient to satisfy its cash requirements for the next 12 months. There are no assurances that such actions will ensure cash sufficiency through fiscal 2002 and beyond. We may consider additional options, which include, but are not limited to, forming strategic partnerships or alliances, selling other assets or business units, obtaining new financing or raising additional equity capital. There can be no assurance that we will be able to raise such funds or realize our strategic alternatives on favorable terms, if at all.

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

         The Company engages in activities that expose it to various market risks, including the effects of changes in interest rates. This financial exposure is managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility in market interest rates may have on operating results. We do not use derivative financial instruments for trading purposes. We currently maintain an interest rate swap agreement, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. We assess, both at inception and on an ongoing basis, whether the interest rate swap agreement is highly effective in offsetting changes in cash flows of the hedged items.

         The Company has entered into an interest rate swap agreement with its senior lender in accordance with its loan agreement, which has been classified as a cash flow hedge. The interest rate swap agreement allows us to swap interest rate payments from a floating rate of LIBOR to a fixed interest payment of 7.25% on a notional principal of $12.5 million and will be in effect until January 2003. Changes in the fair value of the interest rate swap agreement are recognized in other comprehensive income or loss until such point that the interest rate swap no longer qualifies for hedge accounting, at which point, the gain (loss) reported is reported as a component of interest expense. For the six-month period ended June 30, 2001, we recognized a comprehensive loss of $200,000 on this interest rate swap agreement. This loss is being amortized over the remaining life of the interest rate swap agreement. During the three-month period ended September 30, 2001, we repaid $5 million on our line of credit with the result that our line of credit fell below the notional principal of $12.5 million. Thus, the interest rate swap agreement no longer qualifies for hedge accounting and therefore for the quarter ended September 30, 2001, we recorded to interest expense a $154,000 increase in the fair value of the swap agreement. The fair value of the interest rate swap agreement was approximately $380,000 and $734,000 at December 31, 2000 and September 30, 2001, respectively.

D) COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS)

                                                                                                     Nine Months Ended
                                                                                          --------------------------------------
                                                                                          September 30,            September 30,
                                                                                               2000                    2001
                                                                                          -------------            -------------
Net loss                                                                                    $  (23,164)               (20,692)
Other Comprehensive loss:
    Unrealized loss on derivative instruments, net of tax                                   $       --                   (143)
                                                                                            ----------               --------

Comprehensive income (loss)                                                                 $  (23,164)               (20,835)
                                                                                            ==========               ========

E) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company adopted SFAS No. 141 as of July 1, 2001.

         In June 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. The Company will adopt SFAS No. 142 beginning January 1, 2002.

F) INTANGIBLE ASSETS

         The Company assesses the recoverability of its intangible goodwill assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discounted rate reflecting the Company's average cost of funds. As a result of the assessment carried out at September 30, 2001, the Company reduced the carrying value of goodwill related to the assets of specific business units recording a goodwill write-down of $4.8 million for the three months ended September 30, 2001. We will continue to monitor the performance of our acquisitions and, due to the change in the economic environment in the telecommunications sector, further reductions to previously recorded goodwill related to certain acquisitions may be required if future operating cash flows for previously acquired operations are not achieved.

2) RESTRUCTURING

         During the first quarter of 2001, we initiated a restructuring plan that allowed us to streamline our operations and reduce our cost structure. As part of the restructuring plan, which consisted primarily of a workforce reduction, closure of certain offices and the consolidation of certain facilities, we expect to incur restructuring charges totaling approximately $1.1 million. During the nine months ended September 30, 2001 we paid approximately $669,000 in costs related to this restructuring.

         Workforce reduction was the main focus of our restructuring. Our employee headcount has declined from 770 employees at December 31, 2000 to 579 employees at September 30, 2001. Excluding the addition of 53 employees hired in connection with the acquisition of Young & Associates, Inc. in January 2001, this represents a reduction of 244 employees or approximately 30% of our workforce. The reductions have taken place in all sectors of our operations and at all levels of staff including management, with the goal of maintaining our percentage of billable employees. We have charged approximately $124,000 to expense for severance and other termination benefits related to this workforce reduction. The majority of these benefits were paid during the three months ended March 31, 2001.

         In addition we have closed several of our regional offices including our offices in Scottsdale, AZ, Memphis, TN, Dallas TX, and Greenville, SC. Costs related to remaining office and equipment leases for these offices are included in our restructuring charge.

3) DISCONTINUED OPERATIONS

         In March 2001, the Company agreed to sell substantially all of the assets of Specialty Drilling, Inc, a company that was acquired in November 1999 as part of the acquisition of the TWR Group (TWR). The sale of Specialty Drilling, Inc. was completed on April 12, 2001. Pursuant to the Asset Purchase Agreement, substantially all of the assets of Specialty Drilling, Inc. were sold for a purchase price of approximately $640,000. In addition, the purchaser assumed responsibility for accounts payable at the date of sale.

         Revenues from Specialty Drilling, Inc. were approximately $393,000 for the three-month period ended September 30, 2000 and approximately $170,000 and $993,000 for the nine-month periods ended September 30, 2001 and September 30, 2000 respectively. Net loss attributed to Specialty Drilling Inc. was approximately $196,000 and $27,000 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively.

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
                                                                     -------

4) SEGMENT AND CUSTOMER INFORMATION

         The Company operates and manages its business as a single segment. The Company provides comprehensive integrated network solutions to service providers in the wireless telecommunications industry. The following is a summary of revenues by geographic area (in thousands):

                                                       Three months      Three months      Nine months        Nine months
                                                          ended             ended             ended             ended
                                                      September 30,      September 30,    September 30,      September 30,
                                                           2000              2001              2000              2001
                                                      -------------      -------------    -------------      -------------
         U.S.                                           $  35,536          $  27,437        $  91,264          $  82,497

         Foreign                                        $   1,475          $     739        $   2,390          $   3,845
                                                        ---------          ---------        ---------          ---------
         Consolidated                                   $  37,011          $  28,176        $ 93,654           $  86,342
                                                        ----------         ----------       --------           ---------

         On February 9, 2001, o2wireless obtained a Promissory Note from South Carolina Phone, LLC in the principal amount of approximately $6.1 million, to cover payment for goods and services provided by o2wireless to South Carolina Phone, LLC during 2000. Interest was payable on the Note from January 1, 2001 until paid, at an annual rate of 9.5%. The principal sum of the Note, and all accrued but unpaid interest on the note was originally due and payable on November 6, 2001, 270 days after the date of issuance of the Note, or earlier subject to certain conditions. A principal payment in the amount of approximately $3.1 million was made during September 2001 leaving a balance of approximately $3.0 million. A new Promissory Note for the balance was obtained from South Carolina Phone, LLC on September 6, 2001 amending and restating the previous note. Interest was payable on this note at the rate of 14% per annum from September 6, 2001 until the date of payment. The principal sum of the new Note, and all accrued but unpaid interest would be due on February 16, 2002 or earlier subject to certain conditions. The balance on the note of $3.0 million is included as a Note Receivable on our balance sheet at September 30, 2001 compared to the balance of $6.1 million shown at December 31, 2000. This Note was paid in full on November 2, 2001.

5) LEGAL MATTERS

         In the normal course of business, from time to time, the Company becomes involved in certain administrative proceedings and litigation generally related to commercial disputes. The following is a summary of two proceedings currently pending.

         On April 22, 1997, the Company agreed to issue warrants to purchase shares of the Company's common stock to a corporation in consideration for services rendered in connection with the issuance of the Company's Class A Preferred Stock. By virtue of a transaction closed on November 20, 1997, and a subsequent stock split, the number of warrants to be issued was 298,562. Each warrant enabled the holder to purchase one share of common stock for $1.81. The warrants were to expire five years from the issuance date. The estimated value of the warrants was $20,652, at the time of the November 1997 transaction, and was included in the issuance costs of the Class A Preferred Stock. Although the Company believes its obligation to the aforementioned corporation was resolved by an arbitration proceeding decided January 3, 2000, the matter was disputed by the corporation and the matter was again submitted to arbitration. During the third quarter of 2001, an arbitration panel determined that the Company should pay $489,600 to the corporation subject to appeal. The Company has recognized $641,000 in expense, which includes the expected cost of the award along with associated defense costs incurred to date in its third quarter 2001 results.

         On November 7, 2000, a suit was filed against the Company and two officers of the Company, (as well as a third individual not affiliated with the Company), asserting that the defendants engaged in a conspiracy to pursue frivolous litigation against the plaintiff, to threaten further litigation, to interfere with the business relations of the plaintiff and that agents of the Company acting to benefit the Company committed acts of fraud against, and violated fiduciary duties to the plaintiff. The Complaint was later amended to reflect that the plaintiff had lost by jury verdict in related litigation in Georgia concerning a sale of a 30 MHz PCS license for Honolulu and to seek a declaratory judgment that claims by the Company to be reimbursed for legal fees expended in connection with that suit are without merit. An additional amendment to the Complaint, filed in August 2001, abandoned plaintiff's claim for interference with business relations and added a subsidiary of the Company as a defendant. The Company believes that the claims are without merit and is vigorously defending all claims against it. In management's opinion, the outcome of the foregoing proceeding will not materially affect the financial position and results of operations of the Company.

6) LONG TERM DEBT

         Effective October 2, 2001 we amended our syndicated credit agreement with Wachovia Bank, N.A as agent and reduced the amount available under the facility from $35 million to the lesser of (a) $15 million or (b) a pre-defined borrowing base determined by Eligible Receivables. Accordingly, our ability to borrow under the facility is contingent upon gross receivables, based on a pre-defined borrowing base. The credit facility is due November 1, 2004 and bears interest based on LIBOR plus a margin of up to 3.75%. The interest rate was 8.25% at September 30, 2001. The line of credit is secured by substantially all of our business assets, is guaranteed by our subsidiaries and is senior to approximately $2.6 million of subordinated indebtedness. The terms of the credit agreement include several covenants and restrictions including but not limited to those discussed herein. The terms of the credit agreement require maintenance of specified levels of earnings (loss) before income taxes, depreciation and amortization (EBITDA). In addition, we are required to provide the lenders with periodic budgets, financial statements and periodic reports and filings. Additionally, we are restricted in the amount of payments to holders of seller notes. The covenants also limit our ability to sell our assets outside the ordinary course of business, merge with or acquire other businesses. In addition, we are limited in capital expenditures that can be incurred during a given period. If we continue to experience significant losses, we could be in violation of the covenants in our credit facility in the future. At September 30, 2001 we had capacity to borrow up to $12.9 million under the credit facility and at that date we had $9.6 million in outstanding borrowings.

         Management believes that an adequate amount of gross receivables exist to provide sufficient availability under the credit facility to satisfy the Company's cash requirements for at least the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include, but are not limited to, general economic conditions, competition in the wireless services industry, demand for outsourced wireless network services, the Company's ability to manage its operations and growth effectively, the Company's ability to implement its acquisition strategy, fluctuations in quarterly operating results and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

         We have built our business through both internal growth and acquisitions. Over the past few years, we acquired certain strategically positioned companies in order to create an integrated telecommunications services company with depth and expertise in wireless and wireline technologies and a broad geographical presence. All of our acquisitions have been accounted for under the purchase method of accounting. Aggregate goodwill for all of our acquisitions since 1997 is approximately $44.0 million which is generally being amortized on a straight-line basis over 5 to 10 years, the expected period of benefit. During the quarter ended September 30, 2001, a goodwill impairment charge of $4.8 million was recorded during the quarter ended September 30, 2001.

         We generally offer our network planning, design and deployment services on either a fixed-price or a time-and-materials basis, with scheduled deadlines for completion times, that is, on a time-certain basis. We recognize revenues for our fixed-price contracts using the percentage-of-completion method. Under the percentage-of-completion method, in each period we recognize expenses as they are incurred, and we recognize revenues based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenues we recognize in a given quarter depend on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Our estimated costs for a project are based on many factors. Accordingly, the final project costs may vary from the original estimate. Certain project costs can vary significantly from original estimates, which may lead to significant fluctuations in actual gross margin as compared to projected margins. As a result, gross margins in future periods may be significantly reduced, and in some cases a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the nine months ended September 30, 2001, revenues from our fixed-price contracts accounted for approximately 61% of our total revenues. Our contracts are typically structured with milestone events that dictate the timing of payments to us from our customers. Accordingly, there may be a significant delay between the date we record revenues and the date we receive payment from our customers. During our planning process, we divide projects into deliverables, which enables us to better understand the costs associated with each of the components and minimize the risks of exceeding our initial estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         CONTINUING OPERATIONS

         REVENUES. Our revenues decreased 24%, or $8.8 million, from $37.0 million for the three months ended September 30, 2000 to $28.2 million for the three months ended September 30, 2001. Revenues attributed to our acquisitions of HAF Limited in December 2000, and Young and Associates, Inc., in January 2001, represented approximately $3.0 million for the three months ended September 30, 2001. This was offset by a decline of approximately $11.8 million in revenues from existing business that reflects the continued reduction or delay of capital expenditures by some of our customers, particularly equipment manufacturers, during the quarter ended September 30, 2001, which may continue in future quarters.

         Our revenues decreased 8% or $7.3 million from $93.6 million for the nine months ended September 30, 2000 to $86.3 million for the nine months ended September 30, 2001. Revenues attributed to our acquisitions of Communications Consulting Services, Inc. in June 2000, HAF Limited in December 2000, and Young and Associates, Inc., in January 2001, represented approximately $10.2 million during the nine months ended September 30, 2001. This was offset by a decline of approximately $17.5 million in revenues from existing business that reflects the continued reduction or delay of capital expenditures by some of our customers, particularly equipment manufacturers, in the first nine months of 2001, which may continue in future quarters.

         COST OF REVENUES. Our cost of revenues includes direct materials, compensation and benefits, living and travel expenses, payments to third-party sub-contractors and other direct project-related expenses and allocations of indirect overhead. As of September 30, 2001, we had 460 employees working on contracted projects, compared to 614 as of September 30, 2000. Cost of revenues of $21.5 million for the three months ended September 30, 2001 was $4.7 million or 18% lower than the $26.2 million for the three months ended September 30, 2000. Gross margin was 24% of revenues for the three months ended September 30, 2001, compared to 29% for the three months ended September 30, 2000. Gross margin for the three months ended September 30, 2001 decreased from that of the prior year, due in part to increased competition and pricing pressure along with a shift in the mix of services to lower margin services.

         Our cost of revenues increased 2% from $66.4 million for the nine months ended September 30, 2000 to $68.0 million for the nine months ended September 30, 2001. Gross margin was 21% of revenues for the nine months ended September 30, 2001, compared to 29% for the nine months ended September 30, 2000. Gross margin for the nine months ended September 30, 2001 decreased from that of the prior year, due in part to increased competition and pricing pressure along with a shift in the mix of services to lower margin services. The Company expects margins to be similar in the fourth quarter of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include compensation and benefits, facilities expenses and other expenses not related directly to projects. Selling, general, and administrative expenses increased 11% from $7.2 million for the three months ended September 30, 2000 to $8.0 million for the three months ended September 30, 2001. The increase was attributable in large part due to reduced utilization of employees due to delays and reduction in contracts increased costs from acquisitions and expenses associated with being a public company. The Company has realigned its business units and streamlined its cost structure to bring capacity more in line with reduced revenues. Selling, general and administrative expenses as a percentage of revenues increased slightly from 27% for the three months ended June 30, 2001 to 28% for the three months ended September 30, 2001, but overall remains lower than expense levels prior to the realignment. Selling, general and administrative expenses will be higher in absolute dollars in 2001 than they were in 2000.

         Selling, general, and administrative expenses increased 42% from $17.7 million for the nine months ended September 30, 2000 to $25.0 million for the nine months ended September 30, 2001. The increase was attributable in large part to a reduced utilization of our employees due to delays and reductions in contracts obtained from our customers, in addition to increased costs due to acquisitions and expenses associated with being a public company.

         WARRANT DISPUTE RESERVE. During the three months ended September 30, 2001 the Company recorded a warrant dispute expense of $641,000 including approximately $490,000 for resolution of a dispute related to warrants issued by the Company in 1997, along with approximately $151,000 of associated legal costs. See Note 5 of "Notes to Consolidated Financial Statements".

         RESTRUCTURING CHARGE. During the first quarter of 2001, the Company implemented a restructuring plan that resulted in a total first quarter charge of $1.1 million. As of September 30, 2001, approximately $669,000 of these costs had been paid. As a result of the restructuring, total full time employees were reduced by approximately 30% from 823, including 53 employees hired in connection with the acquisition of Young and Associates, Inc. in January 2001, to 579 employees at September 30, 2001. In addition, we closed several regional offices to further streamline our cost structure.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses include depreciation on our furniture, fixtures and equipment and amortization of goodwill related to our acquisitions. Depreciation and amortization expenses increased 95% from approximately $1.0 million for the three months ended September

30, 2000 to $2.0 million for the three months ended September 30, 2001. This significant increase reflects the amortization of goodwill associated with the acquisitions of Wireless Sites Development, Inc., Cardinal Engineering Corporation, HAF Limited and Young and Associates, Inc. along with the increase in capitalized assets to support the additional business units.

         In addition, during the three months ended September 30, 2001 the Company recorded a goodwill write-down of approximately $4.8 million. Further details on this are included in the "Liquidity and Capital Resources" section below.

         Depreciation and amortization expenses increased 101% from $2.9 million for the nine months ended September 30, 2000 to $5.9 million for the nine months ended September 30, 2001. This significant increase reflects the amortization of goodwill associated with the acquisitions of Communication Consulting Services, Inc., Wireless Sites Development, Inc., Cardinal Engineering Corporation, HAF Limited and Young and Associates, Inc. along with the increase in capitalized assets to support the additional business units.

         INTEREST EXPENSE. Interest expense is primarily related to interest on notes payable to related parties and our credit facility. It also includes adjustments to the valuation of the interest rate swap agreement. Interest expense decreased 20% from $922,000 for the three months ended September 30, 2000 to $733,000 for the three months ended September 30, 2001. For the three months ended September 30, 2001, interest expense included $211,000 related to the interest rate swap agreement along with approximately $104,000 in facility fees amortized early due to the amendment of our credit agreement.

         Interest expense decreased 53% from $3.4 million for the nine months ended September 30, 2000 to $1.6 million for the nine months ended September 30, 2001. The lower expense in 2001 represents a reduced use of our line of credit.

         OTHER INCOME (EXPENSE). For the three months ended September 30, 2001, other income was $161,000 as compared to other income of $283,000 for the three months ended September 30, 2000. The income for the three months ended September 30, 2001 was primarily attributable to interest income from our note receivable with South Carolina Phone, LLC.

         For the nine months ended September 30, 2001, other income was $761,000 as compared to other expense of approximately $13.3 million for the nine months ended September 30, 2000. The income for the nine months ended September 30, 2001 was primarily attributable to interest income from our note receivable with South Carolina Phone, LLC. The expense for the nine months ended September 30, 2000 primarily represented a one-time increase in the fair value of put warrants. The put provision of the common stock put warrants expired upon completion of the Company's initial public offering in August 2000.

         INCOME TAX EXPENSE. No income tax expense was recorded for the three months or nine months ended September 30, 2001 compared to a charge of $1.9 million for the three months ended September 30, 2000 and a charge of $2.7 million for the nine months ended September 30, 2000.

         EXTRAORDINARY ITEMS. For the three and nine-month periods ended September 30, 2000 we reported an extraordinary loss of $4.3 million, net of income tax benefit of $2.2 million. This extraordinary loss resulted from the extinguishment of indebtedness in connection with our initial public offering. Approximately $2.6 million of this loss represented the amount of the then un-accreted discount on our senior subordinated notes that was expensed upon the early repayment of the notes with proceeds from the initial public offering. The remaining $1.7 million of this loss related to the write-offs of the then remaining capitalized loan costs in connection with loans repaid. There were no extraordinary items for the three and nine-month periods ended September 30, 2001.

         NET LOSS. Net loss from continuing operations for the three months ended September 30, 2001 was $9.4 million, as compared to a net loss of $4.2 million for the three months ended September 30, 2000. The net loss for the three months ended September 30, 2001 is primarily attributable to the write-down of goodwill and the creation of the warrant dispute reserve. In addition a portion of the loss can be attributed to the lower utilization of employees arising from the reduction or delay of projects by some of our customers in addition to pricing pressure and a change in the mix of services to lower margin services. The net loss for the three months ended September 30, 2000 is attributable to the extraordinary items as discussed above in "Extraordinary Items".

         Net loss from continuing operations for the nine months ended September 30, 2001 was $19.9 million, as compared to a net loss of $17.0 million for the nine months ended September 30, 2000. The net loss for the nine months ended September 30, 2001 is attributable to the write down of goodwill, the creation of a warrant dispute reserve, lower utilization of employees arising from the reduction or delay of projects by some of our customers in addition to pricing pressure and a change in the mix of services to lower margin services. The net loss for the nine months ended September 30, 2000 is attributable to the $13.7 million non-cash charge as described above in "Other Income (Expense)" and the extraordinary items as discussed above in "Extraordinary Items".

         DISCONTINUED OPERATIONS

         In April 2001, the Company sold substantially all of the assets of the former Specialty Drilling, Inc, a company acquired in November 1999. Loss from discontinued operations was $784,000 for the nine months ended September 30, 2001 as compared to a loss of $27,000 for the nine months ended September 30, 2000. The loss for the nine months ended September 30, 2001 included a loss from discontinued operations of $196,000 and an estimated loss on disposal of discontinued operations of $588,000, compared to a loss from discontinued operations of $27,000 for the nine months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 for discontinued operations were $170,000, all of which were in the three months ended March 31, 2001, as compared to revenues of approximately $993,000 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had available cash of approximately $7.3 million. Since our inception, we have primarily financed our operations through commercial bank borrowings, the issuance of subordinated notes, and the sale of preferred and common stock. Cash provided by and used in operations is primarily derived from our contracts in process and changes in working capital. Cash provided by the Company's continuing operations was approximately $2.6 million for the nine months ended September 30, 2001. Cash used in the Company's discontinued operations was $770,000 for the nine months ended September 30, 2001.

         Cash used in investing activities was approximately $11.5 million for the nine months ended September 30, 2001. Investing activities consist primarily of acquisitions, as well as capital expenditures to support our operations.

         Cash provided by financing activities for the nine months ended September 30, 2001 was approximately $4.8 million. This consisted primarily of $11.7 million borrowed under our revolving credit agreement, offset by repayment of $5 million to our revolving line of credit and various notes payable of approximately $1.9 million.

         Effective October 2, 2001 we amended our syndicated credit agreement with Wachovia Bank, N.A as agent and reduced the amount available under the facility from $35 million to the lesser of (a) $15 million or (b) a pre-defined borrowing base determined by Eligible Receivables. Accordingly, our ability to borrow under the facility is contingent upon gross receivables, based on a pre-defined borrowing base. The credit facility is due November 1, 2004 and bears interest based on LIBOR plus a margin of up to 3.75%. The interest rate was 8.25% at September 30, 2001. The line of credit is secured by substantially all of our business assets, is guaranteed by our subsidiaries and is senior to approximately $2.6 million of subordinated indebtedness. The terms of the credit agreement include several covenants and restrictions including but not limited to those discussed herein. The terms of the credit agreement require maintenance of specified levels of earnings (loss) before income taxes, depreciation and amortization (EBITDA). Under the terms of the credit agreement we are required to provide the lenders with periodic budgets, financial statements and periodic reports and filings. Additionally, we are restricted in the amount of payments to holders of seller notes. The covenants also limit our ability to sell our assets outside the ordinary course of business, merge with or acquire other businesses. In addition, we are limited in capital expenditures that can be incurred during a given period. If we continue to experience significant losses, we could be in violation of the covenants in our credit facility in the future. At September 30, 2001, we had capacity to borrow up to $12.9 million under the credit facility and at that date we had $9.6 million in outstanding borrowings. Management believes that an adequate amount of gross receivables exist to provide sufficient availability under the credit agreement to satisfy our cash requirements for at least the next twelve months.

         Our contract revenues receivable have decreased significantly in absolute dollars from $44.6 million at December 31, 2000 to $25.8 million at September 30, 2001. This reflects a concerted effort to reduce the balance of outstanding receivables. This has resulted in a reduction of our days sales outstanding (DSO's), from 88 days at December 31, 2000 to 82 days at September 30, 2001. Our costs and estimated earnings in excess of billings on uncompleted contracts decreased from $14.1 million at December 31, 2000 to $12.3 million at September 30, 2001. This represented an increase from 28 days to 39 days.

         On February 9, 2001, o2wireless obtained a Promissory Note from South Carolina Phone, LLC in the principal amount of approximately $6.1 million, to cover payment for goods and services provided by o2wireless to South Carolina Phone, LLC during 2000. Interest was payable on the Note from January 1, 2001 until paid, at an annual rate of 9.5%. The principal sum of the Note, and all accrued but unpaid interest on the note was due and payable on November 6, 2001, 270 days after the date of issuance of the Note, or earlier subject to certain conditions. A principal payment in the amount of approximately $3.1 million was made during September, 2001 leaving a balance of approximately $3.0 million. A new Promissory Note for the balance was obtained from South Carolina Phone, LLC on September 6, 2001 amending and restating the previous note. Interest is payable on this note at the rate of 14% per annum from September 6, 2001 until the date of payment. The principal sum of the new Note, and all accrued but unpaid interest on the note would be due on February 16, 2002 or earlier subject to certain conditions. The balance on the note of $3.0 million is included as a Note Receivable on our balance sheet at September 30, 2001 compared to the balance of $6.1 million shown at December 31, 2000. This Note was paid in full on November 2, 2001.

         The Company continually assesses the recoverability of its intangible goodwill assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average costs of funds. As a result of this assessment at September 30, 2001, the Company reduced the carrying value of goodwill related to the assets of specific business units, recording a goodwill write-down of $4.8 million for the three months ended September 30, 2001. We will continue to monitor the performance of our acquisitions and, due to the change in the economic environment in the telecommunications sector, further reductions to previously recorded goodwill related to certain acquisitions may be required if future operating cash flows for previously acquired operations are not achieved. Similarly, the Company must achieve future earnings during specified period in order to utilize deferred tax assets and to the extent it does not or believes it will not, these assets would need to be written down.

         The telecommunications market is characterized by significant risks as a result of changes in economic conditions, changes in technology, outsourcing of telecommunications networks, consolidation of equipment vendors and other significant factors. Our ability to manage future expansion, manage personnel levels and third-party subcontractors is critical to achieving profitability. Changes in technology, economic conditions or the loss of one or more of our key customers, among other factors, could have a material adverse effect on our financial position and results of operations.

         The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, we substantially reduced overhead costs through reduction in employment levels and began efforts to consolidate our physical locations in the first quarter of 2001. In addition, we completed the sale of a non-core business unit, Specialty Drilling, Inc. Based on these actions and our current strategic business plan, management believes the Company's existing liquidity and capital resources will be sufficient to satisfy its cash requirements for the next 12 months. There are no assurances that such actions will ensure cash sufficiency through fiscal 2002 and beyond. We may consider additional options, which include, but are not limited to, forming strategic partnerships or alliances, selling other assets or business units, obtaining new financing or raising additional equity capital. There can be no assurance that we will be able to raise such funds or realize our strategic alternatives on favorable terms, if at all.

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

         At September 30, 2001, we had notes payable to affiliated parties (the "Notes") of approximately $2.0 million with interest payable at a rate equal to 9.5% per annum, which rate shall be adjusted on July 31 and December 31 of each year the Notes remain outstanding to a rate equal to the most recently announced by Citibank, N.A., in the Wall Street Journal as its prime rate of interest.

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

                          PART II. - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

            No.          Description of Exhibit
            ---          ----------------------
         4.3.1           Second Amendment, dated October 2, 2001 to Amended and Restated Credit Agreement dated September 29, 2000 by and among 02Wireless Inc., the Company, TVR Telecom, Inc., TWR Lighting, Inc., Rooker Tower Company,
                         Clear Program Management, Inc., Specialty Drilling, Inc., Cellular Technology International, Inc.,
                         Communication Development System, Inc., Clear Tower Corporation, ISOC, Inc., Communication Consulting
                         Services, Inc. and various lenders and Wachovia Bank, N.A.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       O2WIRELESS SOLUTIONS, INC.



Date: November 14, 2001                By:/s/ Murray L. Swanson
                                          -------------------------------------
                                          Murray L. Swanson
                                          President and Chief Executive Officer
                                          (principal executive officer)



Date: November 14, 2001                By:/s/ Ronald D. Webster
                                          -------------------------------------
                                          Ronald D. Webster
                                          Executive Vice President, Chief
                                          Financial Officer, Secretary and
                                          Treasurer (principal financial and
                                          accounting officer)