Form 10-K405
period 2001-12-31
O2WIRELESS SOLUTIONS INC
filed 2002-04-01
CIK 1113529

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO. 0-31295
                             ---------------------
                           O2WIRELESS SOLUTIONS, INC.

                   GEORGIA                                       58-2467466
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

         440 INTERSTATE NORTH PARKWAY                              30339
               ATLANTA, GEORGIA                                  (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (770) 763-5620

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (11,262,331 shares) on March 15, 2002 was approximately $9,854,540 based on the closing price of the registrant's common stock as reported on the Nasdaq National Market on March 15, 2002. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

     The number of shares outstanding of the registrant's common stock, as of March 15, 2002: 27,937,737 shares of $.0001 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 21, 2002 are incorporated by reference in response to Part III of this Report with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item I.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include, but are not limited to, general economic conditions, demand for outsourced wireless network services, competition in the wireless services industry, the Company's ability to manage its operations effectively, the Company's ability to maintain and increase revenues while controlling costs, the Company's ability to retain its customers and attract new business, fluctuations in quarterly operating results and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. The section entitled "Risk Factors" in Item 1 of this Form 10-K, discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-K to conform such statements to actual results or to changes in our expectations.

ITEM 1.  BUSINESS.

                                  RISK FACTORS

     Investors should carefully consider the risks and uncertainties described below and all other information contained in this Report on Form 10-K. Investing in the Company's common stock involves a high degree of risk. Risks and uncertainties, in addition to those described below, that are not presently known to the Company may also impair business operations. If any of the following risks occur, our business, financial condition and operating results could be materially harmed, and the Company's investors may lose all or part of their investment. See the note regarding forward-looking statements included in the introduction to this Form 10-K.

RISKS RELATED TO OUR BUSINESS

  WE HAVE A HISTORY OF LOSSES, AND WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY. IF WE CONTINUE TO INCUR NET LOSSES AND FAIL TO IMPROVE OUR RESULTS OF OPERATIONS, OUR STOCK PRICE WILL CONTINUE TO BE SEVERELY IMPACTED.

     We incurred net losses before preferred stock dividends and accretion of discount on redeemable preferred stock of approximately $317,000, $15.3 million and $28.0 million for the years ended December 31, 1999, 2000 and 2001, respectively. Our ability to be profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses, and our ability to timely collect accounts receivable. We are currently faced with a very difficult business environment in the telecommunications industry, which we expect to continue in 2002. We cannot be certain that we will be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. Our inability to achieve or maintain profitability is expected to cause the market price of our common stock to continue to be depressed.

  WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED, AND WITHOUT ADDITIONAL CAPITAL THE COMPANY MAY NOT BE ABLE TO SUSTAIN ITS OPERATIONS.

     We currently fund our operations with available cash, cash equivalents and our credit facility. Due to significant cost reduction steps taken in 2001 and continuing efforts to further reduce expenses to reflect diminished revenue opportunity, we presently believe that we have sufficient cash and cash equivalents to fund operations for at least the next twelve months, assuming continued access to our credit facility.

     To the extent we are unable to achieve our operating performance targets during 2002, we may need to raise additional capital. Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to fund our ongoing operations. In addition, our inability to obtain additional capital may damage our customers' perceptions of us and our management team and inhibit our ability to sell our services to a customer base which values financial strength and stability.

     Our credit facility requires that we maintain specified levels of earnings
(loss) before income taxes, depreciation and amortization (EBITDA) and our borrowing base is dependent upon the amount of our Eligible Receivables. If we fail to achieve our budgeted revenues and margins and/or experience any significant write-offs, we could be in violation of the covenants of our credit facility in the future. Based on our current cash and cash equivalents, we would not have sufficient resources to repay our indebtedness under the credit facility.

     If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, and such equity securities may have rights, preferences or privileges senior to or more favorable than those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to or more favorable than those of the holders of common stock and the terms and conditions relating to such debt could impose restrictions on our operations.

     Any or all of these consequences would materially adversely affect our business, financial condition or results of operations.

  OUR STOCK COULD BE DELISTED BY THE NASDAQ STOCK MARKET.

     Recently our stock has traded at prices below the minimum level of $1.00 required for continued listing on Nasdaq. If our stock price continues to remain below the minimum threshold, we could receive notification from the Nasdaq Stock Market of its intention to delist our stock from the Nasdaq Stock Market. The delisting of our stock from the Nasdaq Stock Market would severely inhibit our investors' ability to trade in our stock and would likely make it more difficult for us to raise needed capital.

  IF WE ARE UNABLE TO COMPLETE THE PROPOSED MERGER WITH BARAN GROUP, LTD., OUR BUSINESS COULD BE HARMED.

     On February 26, 2002, we announced the signing of a non-binding letter of intent to merge with Baran Group, Ltd., an Israel-based diversified engineering and construction firm. Each party is currently conducting its due diligence investigation and the parties are in the process of negotiating a definitive merger agreement. However, there can be no assurance that a definitive agreement will be reached or that the proposed merger will be consummated. During the due diligence and negotiation period and prior to any closing, we will be incurring significant expenses related to the merger and our performance could be negatively affected as our management team focuses on these non-operating activities. Should the merger not be completed, diminished performance and delays in pursuing alternative sources of external funding would increase the risk that we might have insufficient capital resources in the future to operate our business.

  OUR QUARTERLY RESULTS HAVE HISTORICALLY FLUCTUATED AND MAY FLUCTUATE IN THE FUTURE.

     Our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, including:

     - telecommunications market conditions and economic conditions generally;

     - the timing and size of network deployment by our customers and the timing and size of orders for network equipment built by our vendor customers;

     - fluctuations in demand for our services;

     - the length of sales cycles; and

     - costs of integrating technologies or businesses.

     You should take these factors into account when evaluating past reporting periods, and, because of the potential variability in our quarterly results, you should not rely upon results of past periods as an indication of our future performance.

  WE HAVE RELIED AND CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES. LOSING ONE OR MORE OF THESE CUSTOMERS MAY ADVERSELY AFFECT OUR REVENUES.

     We generate a significant portion of our revenues from a limited number of customers, and we expect that this will continue for the foreseeable future. For example, for the year ended December 31, 2001, revenues from one of our most significant customers, Nextel, accounted for approximately 12% of our revenues, and revenues from our top five customers aggregated approximately 41% of total revenues. Further, our contracts with our customers are for limited terms and our customers may discontinue use of our services upon short notice. If we lose any of our large customers or if we are unable to add new large customers, our revenues will be adversely impacted. In addition, our reputation and brand name could be harmed.

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

  OUR OPERATING RESULTS MAY SUFFER BECAUSE OF COMPETITION IN THE WIRELESS SERVICES INDUSTRY.

     The telecommunications network services market is highly competitive and is served by numerous companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and international experience than we have. We believe that the principal competitive factors in our market include the ability to deliver services within budget and on time, pricing, reputation, accountability, project management expertise, industry experience and expertise in new and evolving technologies. We may not be able to compete effectively on these or other bases, and, as a result, we may not be able to maintain our current customer relationships or develop new customer relationships.

 WE RECOGNIZE REVENUES ON OUR FIXED-PRICE CONTRACTS ON A
 PERCENTAGE-OF-COMPLETION BASIS, WHICH COULD CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

     We recognize revenues on our fixed-price contracts using the percentage-of-completion method. In 2001, revenues from our fixed-price contracts accounted for approximately 75% of our total revenues. Under the percentage-of-completion method, in each period we recognize expenses as they are incurred and we recognize revenue based on a comparison of the costs incurred to date for the project to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If in any period we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in such periods and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. To the extent that our estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from our estimates and could harm our results of operations.

 OUR FUTURE EARNINGS MAY BE NEGATIVELY AFFECTED BECAUSE WE MAY HAVE TO WRITE-DOWN INTANGIBLE ASSETS INCURRED IN PRIOR ACQUISITIONS.

     As a result of the acquisitions which we have completed since November 1997, we were required to record amortization expense related to intangible assets. In connection with an acquisition, goodwill represents the excess of the purchase price paid for the acquired entity over the fair value of the net identifiable assets acquired. The goodwill acquired in our acquisitions was amortized on a straight-line basis over a period of 5 to 10 years. The aggregate amount of goodwill recorded by us for the acquisitions we have completed since November 1997 is approximately $44.2 million. At December 31, 2001, goodwill accounted for approximately 34% of our total assets.

     We assessed the recoverability of our intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. As a result of the assessment carried out at September 30, 2001, the Company reduced the carrying value of goodwill related to the assets of specific business units, recording a goodwill write-down of $4.8 million. We will continue to monitor the performance of our acquisitions and, due to changes in the economic environment in the telecommunications sector, further reductions to previously recorded goodwill related to certain acquisitions may be required if estimated future operating cash flows are not achieved.

 WE MAY NOT BE ABLE TO HIRE OR RETAIN A SUFFICIENT NUMBER OF QUALIFIED ENGINEERS, TECHNICIANS, AND PROJECT MANAGERS TO MEET OUR CONTRACT COMMITMENTS OR MAINTAIN THE QUALITY OF OUR SERVICES.

     Our future success will depend on our ability to attract and retain additional highly skilled engineering and technical personnel. The actual number of employees we will need to hire will fluctuate depending on the size, number and timing requirements of contracts we receive. Experienced engineers, project managers and other highly skilled employees are in great demand. Competition for such personnel is intense, and we may be unable to attract or retain sufficiently qualified individuals in adequate numbers to meet our personnel needs. Failure to hire an adequate number of individuals could limit our ability to complete projects for our current customers and may limit our ability to take on additional projects.

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

 OUR BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF WE LOSE MEMBERS OF OUR MANAGEMENT TEAM.

     We believe that our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel, both individually and as a group. Our future performance will be substantially dependent on our ability to retain and motivate them. Although we have entered into employment agreements with certain members of our senior management team, we do not have employment agreements with all of our key employees. The loss of the services of any of our executive officers or key employees could prevent us from effectively executing our business strategy.

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

 PROVISIONS IN OUR CHARTER DOCUMENTS COULD MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY.

     Our articles of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions include a staggered board of directors, the ability of board of directors to issue additional preferred stock, which could be issued quickly with terms that delay or prevent a change in control, and a prohibition on shareholder action by written consent.

RISKS RELATED TO OUR INDUSTRY

  OUR SUCCESS IS DEPENDENT ON CONTINUED GROWTH IN THE DEPLOYMENT OF WIRELESS NETWORKS, AND OUR REVENUES WILL BE REDUCED IF THERE ARE DELAYS IN SUCH DEPLOYMENT.

     The wireless telecommunications industry experienced significant growth both in the United States and internationally in recent years; however, the rate of growth fell dramatically in 2001 and indications in the first quarter of 2002 are that the rate of growth will be similar to 2001. Access to capital markets has become more difficult and more expensive for many of the carriers, thereby slowing their capital spending commitments. Presently, there is significant uncertainty related to the U.S. economy, and if the rate of growth in the telecommunications industry continues to slow and carriers continue to reduce their capital investments in wireless infrastructure or fail to expand into new geographies, our business and results of operations will suffer. The pace of network deployment has sometimes been slower than expected due in part to difficulties experienced by holders of licenses in raising the necessary financing, and there can be no assurance that future bidders for licenses will not experience similar difficulties. There has also been substantial regulatory uncertainty regarding payments owed to the U.S. Government by past successful wireless bidders, and such uncertainty has delayed network deployments. In addition, factors such as overall economic conditions, a slowdown in wireless subscriber growth, costs of integrating technologies, as well as future legislation, legal decisions and regulation, may slow or delay the deployment of wireless networks, which, in turn, could harm our business.

 OUR SUCCESS IS DEPENDENT ON THE CONTINUED TREND TOWARD OUTSOURCING TELECOMMUNICATIONS NETWORK SERVICES.

     Our success is dependent on the continued trend by telecommunications companies to outsource their network design, deployment and management needs. If telecommunications companies and network equipment vendors elect to perform more network design or deployment services themselves, our revenues may decline and our business and results of operations would be harmed.

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

     - reduce the number of our current or potential customers which could increase their bargaining power; and

     - create competitive pressures whereby a particular customer may request our exclusivity with them in a particular market, which we may not be able to accommodate.

     Accordingly, any of the foregoing developments could adversely affect our business and results of operations.

BUSINESS OVERVIEW

     We provide outsourced integrated network solutions for the global telecommunications industry. Our comprehensive end-to-end solution enables us to address our customers' current and emerging network infrastructure requirements. o2wireless plans, designs, deploys, maintains and optimizes networks for wireless, wireless data, and broadband carriers. o2wireless is technology and vendor independent; thus, we provide unbiased evaluations and recommendations for our customers. We believe this gives our customers a time-to-market advantage by allowing them to obtain their network services from a single provider, helping satisfy their customers and compete more effectively with their competitors.

     Over the past several years, the wireless telecommunications industry has enjoyed tremendous growth as wireless carriers made large capital investments to expand the presence of their wireless networks. During 2001, however, a weakened economy and tightened capital markets severely constrained the growth of these capital investments, thus reducing demand for infrastructure equipment and related network deployment services. As carriers deploy their networks, they have been faced with a proliferation in both the number and type of competitors. Due to this increasingly competitive and capital constrained environment, carriers are experiencing challenges associated with managing complex networks and technologies and must focus now on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better call quality, faster data transmission and lower prices.

     o2wireless has developed the know-how and expertise to handle turnkey projects -- including a flexible integrated "menu driven approach" which allows companies to pick and choose the right blend of services that meet their needs. Over the past several years, o2wireless has gained valuable technical and project management experience by providing comprehensive and tailored solutions to meet the needs of its customers.

o2wireless' reputation lies in its ability to handle any network infrastructure services requirement, from complex multi-discipline projects requiring both creative and unconventional network design and deployment solutions, to the simplest, single discipline tasks.

     In 2001, we completed projects for more than 140 customers. Our largest customers in 2001 included: wireless carriers, such as Verizon Communications, Alamosa PCS, Nextel and Sprint; equipment vendors, such as Motorola, Alcatel and Nokia; and tower companies, such as American Tower, Crown and SBA. In addition to performing work in the United States, since 1997, we have performed work in countries including Brazil, China, Germany, Honduras, Israel, Japan, Jordan, Korea, Mexico, Nicaragua, Puerto Rico and Russia. As of December 31, 2001, we had completed projects in all 50 U.S. states and 35 countries.

INDUSTRY OVERVIEW

     The wireless telecommunications landscape in the United States has been evolving at a rapid rate over the last 10 years as wireless carriers made significant capital investments to advance the development of wireless technologies, beginning with analog technology and evolving to digital, or second generation technology (2G). We believe that the next phase of this evolution is 3rd generation technology (3G), which will allow the integration of both mobile and multimedia services on the same terminals via the same networks. With the multiplication of services provided by wireless carriers, there will be an increasing complexity of systems. Additionally, a number of other wireless related infrastructure projects, including upgrades to existing 2G and 911 systems are being implemented by the wireless service providers.

     Network operators will face significant technical challenges to operate these complex systems. Consequently, the outsourced network infrastructure industry is transitioning from an industry of specialized service providers to companies that offer single-source comprehensive solutions. o2wireless has been working closely with a number of state and local government agencies and wireless infrastructure equipment manufacturers to enhance network capability and capacity of these communications systems throughout the United States.

     The national carriers spent an average of nearly $4 billion on capital expenditures in 2001 and are expected to increase capital spending slightly in 2002. Based on a review of industry analyst information, we believe capital expenditures may trend upwards despite the softening in subscriber numbers for the following reasons:

     - The US wireless industry added over 20 million subscribers in 2001. This performance represents the second highest year in terms of subscriber growth (Goldman Sachs).

     - Even though the industry's net subscriber additions were less in 2001 than in year 2000, the tremendous growth in usage during 2001 has led to increasing Average Revenue Per User (ARPU) calling trends.

     - Carriers are expected to begin rolling out 3G networks in phases over the next few years which are estimated to cost between $2 and $6 billion depending on technology and spectrum availability.
       (Robinson-Humphrey/Equity Research)

INDUSTRY CHALLENGES

     The wireless telecommunications industry in the United States faces considerable challenges, including financial, technological, service and quality, and public policy issues.

 FINANCIAL:

     - Over the past several years and prior to the economic downturn in 2001, carriers spent considerable sums of money on 3G licenses which are worth considerably less now than when purchased.

     - Substantial costs have been expended in constructing wireless networks and improving efforts to acquire customers.

     - Expected revenues from 3G networks remain deeply uncertain. The only consistent application in terms of revenue generation up to this point has been voice.

     - Market valuations of wireless carriers have been severely depressed, thus reducing their access to capital markets. Limited access to capital has caused, and may continue in the future to cause, carriers to reduce their investments in infrastructure and service deployment.

  TECHNOLOGICAL:

     - Cell-site acquisition continues to be one of the main challenges for carriers, especially for the deployment of 3G networks. Acquisition of cell sites is the main constraint to the expansion of cellular networks. Carriers are already facing significant amounts of debt as a consequence of increased spectrum costs, which, when combined with cellular site requirements to accommodate forecasts in 3G traffic, cause cell site acquisition problems to become even more intense and costly.

     - The radio access technology is the most expensive part of the mobile network. This challenge has forced the regulators to require not only sites to be shared but also to require that 3G base stations, radio network controllers and the core network technology such as the mobile switching centers to be shared.

 SERVICE AND QUALITY:

     - Most of the large wireless carriers' customer turnover or churn has increased from an average of 2.7% to over 3.0%. J.D. Power & Associates reported that wireless carriers logged more customer-service calls per user than any other utility in the 12-month period ended spring 2001, nearly three times as many calls as local telephone service providers. The slower economy has led to a slight increase in churn, and wireless number portability could become a reality in the next year or so.

 PUBLIC POLICY ISSUES:

     - There are perceived health risks associated with the use of wireless devices and being in close proximity to antenna installations. Although there has been no demonstrated scientific evidence of any risks to public health, the public's awareness of these issues is relatively high.

     - Wireless privacy concerns also must soon be addressed. It is likely that concerns about privacy will likely be heightened in the near future. Failure to address these and other public policy issues could severely hamper the growth of m-commerce.

OUR BUSINESS STRATEGY

     Our goal is to be a leading provider of integrated end-to-end network services to the global telecommunications industry. Our business strategy includes the following elements:

     Increasing Customer Base. We believe that our customers are seeking integrated service providers to provide their network infrastructure service needs. We are marketing our complete suite of service offerings to our existing and potential customers, while focusing on increasing our range of service offerings.

     Partnerships and Alliances. We may make selected strategic partnerships to augment our capabilities and geographic coverage. We have and will continue to form strategic partnerships with engineering firms, equipment manufacturers and other companies to offer our customers the most complete turnkey network infrastructure services in the industry. We expect to target companies that:

     - Specialize in network pre-deployment, deployment and network maintenance services;

     - Demonstrate strong organic revenue growth with growing margins;

     - Expand our domestic and global presence; and

     - Enhance our existing network service capabilities.

     Remain Current in all Wireless and Wireline Technologies. We are investing to remain current in all major emerging wireless and wireline technologies. We achieve this goal through continuing technical education and equipment manufacturer certification programs.

     Attract, Develop, and Retain High-Quality Employees. We intend to continue to attract qualified talent and retain high-quality employees by offering interesting, challenging projects with the opportunity to work with emerging technologies. We believe our commitment to employee skill development fosters company loyalty and increases employee retention. We also motivate our employees through a broad employee stock option program and a performance-based rewards system.

OUR SERVICES

     We provide outsourced integrated network solutions to the global telecommunications industry. Our services include network planning, design, deployment and maintenance. We customize our services to fit individual customer needs by offering both bundled and unbundled network solutions. Our program management services integrate the planning, design, deployment and maintenance of wireless and wireline telecommunications networks. Our end-to-end solution includes:

     - Identifying the optimal technology solution for our customers' particular needs;

     - Managing the subsequent bidding process from multiple equipment vendors; and

     - Managing network deployment to ensure seamless integration of component parts.

     In addition to providing a single point of project accountability, our program management services provide integration synergies that allow our customers to deploy their networks more efficiently while minimizing network deployment costs.

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

SALES AND MARKETING

     Our marketing strategy is centered around our brand name. The principles behind the brand are:

     - Comprehensive end-to-end solution,

     - Customer satisfaction,

     - Technical expertise,

     - Diverse customer base,

     - Customer retention, and

     - Experienced senior management.

     Our principal sales and marketing efforts are conducted by our field management service teams, with our executive management supplementing their efforts at the corporate level.

CUSTOMERS

     We provide our services to a large cross-section of the telecommunications industry, with strong emphasis on the wireless sector. In 2001, we completed projects for more than 140 customers in ten countries. For the year ended December 31, 2001, we received approximately 12% of our revenues from Nextel. Our top five customers represent approximately 41% of our revenues during 2001. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Our customers' buying patterns have become unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales. The reduction of revenues of historically significant customers has adversely impacted our business during 2001, and the loss of another significant customer could have a material adverse effect on our business.

HUMAN RESOURCES

     As of March 15, 2002, we had approximately 475 employees. We believe that our future success will depend on our continued ability to attract, retain, integrate and motivate qualified personnel, and upon the continued service of our senior management and key technical personnel.

     We attract and retain employees by offering technical training opportunities, a stock option award program, bonus opportunities, and competitive salaries and benefits. We arrange for ongoing educational programs to enhance the technical abilities of our employees through both classroom and field training. Additionally, our employees upgrade their equipment manufacturer certifications regularly.

COMPETITION

     The network infrastructure services marketplace is highly competitive. Numerous network infrastructure service providers offer services comparable to those offered by the Company. The ongoing introduction of new technologies and products, new alternatives for the delivery of voice and data services, and regulation foster a dynamic, rapidly changing environment. Growth in wireless customers and voice traffic on wireless networks, introduction of new technologies, the cost and timing of implementing those technologies, the availability and cost of capital to finance network expansion, regulation, and general economic conditions all influence demand for network infrastructure services. These conditions have a significant effect on competitive conditions and the success of market participants, including this Company.

     In most markets in which we operate, o2wireless competes with:

        - Wireless carriers and tower companies, and equipment suppliers who employ in-house personnel to provide network infrastructure services;

        - Local, national, and multi-national engineering firms;

        - Larger companies serving regional, national, and international markets; and

        - Smaller companies providing specialized services to local markets.

     We compete for new projects based primarily on our ability to deliver a full range of network infrastructure services at competitive prices. We strive to capture new business opportunities by offering competitively priced bundles of services that provide our customers a single source for several services. In this way we can offer customers economies and efficiencies that may be lost when one supplier provides engineering services, another site development services, and a third construction services. We offer prospective customers competitive pricing of both our turn-key and individual service offerings, our technical expertise, our ability to service the full range of wireless network technology and equipment suppliers, our project management skills and experience, and our reputation for delivering completed projects on time and on budget.

                               EXECUTIVE OFFICERS

     The executive officers of o2wireless Solutions are as follows:

NAME                                    AGE               POSITION HELD
----                                    ---               -------------
Andrew D. Roscoe......................  44    Chairman of the Board
Murray L. Swanson.....................  60    President and Chief Executive Officer
William J. Loughman...................  47    Executive Vice President and Chief
                                              Operating Officer
Ronald D. Webster.....................  52    Executive Vice President, Chief
                                              Financial Officer, Secretary and
                                              Treasurer
John J. Meyer.........................  52    Executive Vice President and Chief
                                              Technology Officer

     Executive officers are appointed by the Board of Directors of o2wireless and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of o2wireless and its subsidiaries.

     ANDREW ROSCOE was elected Chairman of o2wireless Solutions in December 2001. Mr. Roscoe has over 17 years of experience in the telecommunications industry. In 1987, Mr. Roscoe founded Economic and Management Consultants International, Inc., a wireless consulting firm. He is also the founder and a principal of Force Nine, LLC, a telecommunications investment firm, formed in September 1999. From 1992 to 1999, Mr. Roscoe served in a variety of positions, including President and Chief Executive Officer, with The Strategis Group, a telecommunications research firm, and its predecessors. From 1994 to 1997, Mr. Roscoe served as the Chairman of Integrated Site Development Company, LLC, which was sold to o2wireless Solutions in 1997.

     MURRAY SWANSON was appointed Chief Executive Officer and President of o2wireless Solutions in July 2001. Mr. Swanson has served as a director of o2wireless since April 2001. Prior to joining o2wireless, Mr. Swanson served as Managing Director and CEO of Sonera Corporation U.S. (Sonera US) from October 1998 through March 2001. From 1981 to 1998, Mr. Swanson served as Executive Vice President and Chief Financial Officer of Telephone and Data Systems, Inc. Mr. Swanson began his career at Arthur Andersen & Co., where he advanced through positions of increasing responsibility to Principal.

     WILLIAM LOUGHMAN was appointed Chief Operating Officer of o2wireless Solutions in July 2001. Prior to July 2001, he served as Chief Financial Officer of o2wireless Solutions since December 1999. Prior to that time, Mr. Loughman served as our Vice President of Finance, Secretary and Treasurer since April 1998. From November 1996 to April 1998, Mr. Loughman was the Director of Business Development for AT&T Wireless. From 1993 to 1996, Mr. Loughman was the Director of Operations for Motorola -- Network Management Group, a subsidiary of Motorola, Inc. While employed with Motorola, Mr. Loughman served as a director of several telecommunications companies, including Omnitel Ltd. in Lithuania, Jordan Mobile Telephone Company in Jordan, St. Petersburg Telecom in Russia, and Pakistan Mobile Communications Ltd. in Pakistan.

     RONALD WEBSTER was appointed Chief Financial Officer of o2wireless Solutions in July 2001. Mr. Webster has over 18 years of experience in the telecommunications industry. He has extensive financial experience in wireline and wireless telecommunications services, as well as broadband service and network construction. Prior to joining o2wireless Solutions, Mr. Webster was Senior Vice President, responsible for the Central Region operations, of RCN Corporation, a provider of voice, video, and data communications services from 2000 to 2001. From 1997 to 2000, Mr. Webster served as Chief Financial Officer of 21st Century Telecom Group, where he had a lead role in setting strategy and business plan implementation. From 1983 to 1997, Mr. Webster was the Vice President and Treasurer of Telephone and Data Systems (TDS), where he had significant involvement in all corporate financing and planning activities.

     JOHN MEYER joined o2wireless as Executive Vice President and Chief Technology Officer in June 2000. Prior to joining o2wireless, Mr. Meyer was the President of Communications Consulting Services, Inc. ("CCS"), a company he founded in 1995. CCS was acquired by o2wireless in June 2000. Prior to his time with CCS, Mr. Meyer served as President of the U.S. subsidiary of Mobile Systems International, one of the largest engineering service firms supporting the wireless industry, from 1992 to 1994. From 1991 to 1992, Mr. Meyer served as Director of Engineering for Los Angeles Cellular. Mr. Meyer began his career with GTE and Western Electric/Bell Labs.

ITEM 2.  PROPERTIES.

     Our principal executive offices are located in approximately 11,000 square feet of office space in Atlanta, Georgia. The lease for such space expires in May 2003. We also lease office and, in some instances, warehouse space in California, Illinois, Maryland, New Jersey, North Carolina and Texas. The leases on these spaces expire at various times through November, 2004. We also own office space in Kentucky.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are not currently a party to any legal proceeding which we expect, in the event of an adverse outcome, would have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter ended December 31, 2001 to a vote of our security holders.

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

                                                               HIGH       LOW
                                                              -------   -------
Fiscal year ended December 31, 2001
  First Quarter.............................................  $13.130   $ 1.560
  Second Quarter............................................    2.850     1.750
  Third Quarter.............................................    2.160     1.270
  Fourth Quarter............................................    1.750     1.210

Fiscal year ended December 31, 2000
  Third Quarter.............................................  $22.750   $12.440
  Fourth Quarter............................................   18.000     6.250

HOLDERS

     As of March 15, 2002, there were approximately 126 holders of record of our common stock. However, we believe that there are in excess of 2,900 beneficial holders of our common stock.

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

SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities during the fourth quarter of 2001.

ITEM 6.  SELECTED FINANCIAL DATA.

     You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Form 10-K.

     The historical consolidated statements of operations data set forth below are derived from and qualified by reference to our consolidated financial statements included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected in any future period.

                                                                           YEAR ENDED DECEMBER 31,
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              -------------------------------------------------
                                                               1997      1998      1999       2000       2001
                                                              -------   -------   -------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues....................................................  $ 6,003   $24,485   $48,631   $139,094   $117,336
Operating expenses:
  Cost of Revenues..........................................    5,078    19,523    35,611     98,705     92,436
  Warrant dispute reserve...................................       --        --        --         --        641
  Restructuring charge......................................       --        --        --         --      1,100
  Selling general and administrative expenses...............    2,092     5,035     9,825     27,149     34,374
  Depreciation and amortization.............................      193     1,398     2,120      4,088      7,458
  Goodwill write-down.......................................       --        --        --         --      4,802
                                                              -------   -------   -------   --------   --------
Operating (loss) income.....................................   (1,360)   (1,471)    1,075      9,152    (23,475)
Increase in fair value of common stock put warrants.........       --        --        --    (13,681)        --
Total other expense.........................................     (145)     (887)   (2,241)    (3,299)    (1,155)
                                                              -------   -------   -------   --------   --------
Loss before income taxes, extraordinary item and cumulative
  effect of accounting change...............................   (1,505)   (2,358)   (1,166)    (7,828)   (24,630)
Income tax (expense) benefit................................      145       (45)    1,226     (3,099)    (2,620)
                                                              -------   -------   -------   --------   --------
(Loss) income before extraordinary item and cumulative
  effect of accounting change...............................   (1,360)   (2,403)       60    (10,927)   (27,250)
Discontinued operations.....................................       --        --        --       (127)      (784)
Extraordinary item..........................................       --        --      (256)    (4,294)        --
Cumulative effect of change in accounting principle.........       --        --      (121)        --         --
                                                              -------   -------   -------   --------   --------
Net loss....................................................   (1,360)   (2,403)     (317)   (15,348)   (28,034)
Preferred stock dividends and accretion of discount on
  redeemable preferred stock................................       (9)     (413)     (632)    (6,148)        --
                                                              -------   -------   -------   --------   --------
Net loss to common shareholders.............................  $(1,369)  $(2,816)  $  (949)  $(21,496)  $(28,034)
                                                              =======   =======   =======   ========   ========
Earnings per share data:
  Net loss per common share:
    Continuing operations:
      Basic and diluted:
        Loss per share before extraordinary items and
          accounting change.................................  $ (0.22)  $ (0.40)  $ (0.08)  $  (1.14)  $  (0.98)
        Extraordinary items.................................       --        --     (0.03)     (0.29)        --
        Accounting change...................................       --        --     (0.02)        --         --
                                                              -------   -------   -------   --------   --------
    Discontinued operations:................................  $ (0.22)  $ (0.40)  $ (0.13)  $  (1.43)  $  (0.98)
        Basic and diluted...................................       --        --        --      (0.01)     (0.03)
  Net loss per common share:
      Basic and diluted.....................................  $ (0.22)  $ (0.40)  $ (0.13)  $  (1.44)  $  (1.01)
                                                              =======   =======   =======   ========   ========
Basic and diluted weighted average shares...................    6,329     7,108     7,189     14,980     27,891
                                                              =======   =======   =======   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................  $   793   $   186   $ 2,509   $ 12,168   $  4,599
Working capital.............................................      702     2,138    12,009     45,087     26,854
Total assets................................................   12,237    19,191    59,473    116,230     83,777
Total debt, including common stock put warrants.............    4,475    11,394    35,062      7,387      9,255
Redeemable preferred stock..................................    4,462     4,875    10,960         --         --
Total stockholders' equity (deficit)........................   (4,513)     (920)   (3,004)    73,675     51,697

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "believe," "project," "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include, but are not limited to, general economic conditions, demand for outsourced wireless network services, competition in the wireless services industry, the Company's ability to manage its operations effectively, the Company's ability to maintain and increase revenues while controlling costs, the Company's ability to retain its customers and attract new business, fluctuations in quarterly operating results, and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. The section entitled "Risk Factors" in Item 1 of this Form 10-K, discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

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

     We have built our business through both internal growth and acquisitions. During the past few years, we acquired certain strategically positioned companies in order to create an integrated telecommunications services company with depth and expertise in wireless and wireline technologies and a broad geographical presence. All of our acquisitions have been accounted for under the purchase method of accounting. Aggregate goodwill for all of our acquisitions from 1997 to 2001 is approximately $44.2 million, which has generally been amortized on a straight-line basis over 5 to 10 years, the expected period of benefit.

     We generally offer our network planning, design and deployment services on either a fixed-price or a time-and-materials basis, with scheduled deadlines for completion times, that is, on a time-certain basis. Revenue on time and materials contracts is recognized as services are rendered. We recognize revenues for our fixed-price contracts using the percentage-of-completion method. Under the percentage-of-completion method, in each period we recognize expenses as they are incurred, and we recognize revenue based on a comparison of the current costs incurred for the project to the then estimated total costs of the project.

     Accordingly, the revenue we recognize in a given quarter depends primarily on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Our estimated costs for a project are based on many factors. Accordingly, the final project's cost may vary from the original estimate. Certain project costs can vary significantly from original estimates, which may lead to significant fluctuations in actual gross margin compared to projected margins. If in any period we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, gross margins in such period and in future periods may be significantly reduced, and in some cases, a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In 2001, revenues from our fixed-price contracts accounted for approximately 75% of our total revenues. Our contracts are typically structured with milestone events that dictate the timing of payments to us from our customers. Accordingly, there may be a significant delay between the date we record revenue and the date we receive payment from our customers. During our planning process, we divide projects into deliverables, which enables us to better understand the costs associated with each of the components and minimizes the risks of exceeding our initial estimates.

     Our customers include wireless carriers, equipment vendors, tower companies, and broadband carriers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. For the year ended December 31, 2001, we derived 12% of revenues from Nextel. Our top five customers represented approximately 41% of our revenues during 2001. Our business was obtained from multiple departments within the organization. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not use our services in a subsequent period.

     Due to the recent downturn in the financial markets in general, and specifically within the telecommunications industry, many of our customers are having trouble obtaining necessary capital resources which are required to fund the expansion of their businesses (e.g., telecom network deployments and upgrades). The current volatility of the financial markets and economic slowdown in the U.S. and internationally has also intensified the uncertainty experienced by many of our customers, who are finding it increasingly difficult to predict demand for their products and services. As a result, many of our customers may continue to slow and postpone the deployment of new wireless networks and the development of new technologies and products, which may continue to reduce the demand for our services. Some of our customers have recently cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed.

     Our contract revenues receivables have decreased significantly in absolute dollars from $44.6 million at December 31, 2000 to $24.8 million at December 31, 2001. This reflects a concerted effort to reduce the balance of outstanding receivables. This has resulted in a reduction of our days sales outstanding (DSO's), from 88 days at December 31, 2000 to 79 days at December 31, 2001. Our costs and estimated earnings in excess of billings on uncompleted contracts increased from $14.1 million at December 31, 2000 to $15.5 million at December 31, 2001. This represented an increase from 28 days to 45 days. The increase in 2001 represents a delay in billing certain large projects at December 31, 2001 as billing milestones had not been achieved. Also contributing to the decrease in contract revenues receivables for 2001 is a provision of $2.4 million related to one of our customers which is experiencing significant financial hardship and recently filed for bankruptcy protection under the Federal Bankruptcy Code. Due to the customer's financial hardship, we believed that the outstanding receivable had a high degree of collectibility risk. Thus, we established a provision for the entire balance outstanding at year-end and recognized additional bad debt expenses of $2.4 million for fiscal 2001, which thereby increased our reported loss.

     Our cost of revenues includes direct materials, compensation and benefits, living and travel expenses, payments to third-party sub-contractors and other direct project-related expenses, in addition to allocations of indirect overhead. Cost of revenues excludes down-time for direct compensation and benefits and training not required for a specific job. As of December 31, 2001, we had 468 employees working on contracted projects.

     Selling, general and administrative expenses include compensation and benefits, facilities expenses and other expenses not related directly to projects. All unassigned employees and related costs are charged to selling general and administrative expenses along with training costs associated with new hires.

     Depreciation and amortization expenses include depreciation on our furniture, fixtures and equipment and amortization related to our acquisitions.

     Interest expense is primarily related to interest on notes payable to related parties and our bank facility. It also includes adjustments to the valuation of the interest rate swap agreement.

     Prior to our initial public offering in August 2000, we granted options to certain of our employees at exercise prices below our initial public offering price of $12.00 per share, which resulted in a total future compensation expense of approximately $1.9 million to be recognized over the vesting periods of the options. A majority of the aggregate expense amount has been recognized over the past two fiscal years. Of this aggregate amount, approximately $523,000 was expensed in fiscal 2000 and approximately $761,000 was expensed in fiscal 2001.

RESTRUCTURING

     During the first quarter of 2001, we initiated a restructuring plan to streamline our operations and reduce our cost structure. As part of the restructuring plan, which consisted primarily of a workforce reduction, closure of certain offices and the consolidation of certain facilities, we incurred restructuring charges totaling approximately $1.1 million. During 2001, we paid approximately $734,000 in costs related to this restructuring.

     Workforce reduction has been the main focus of our restructuring. Our employee headcount has declined from 770 employees at December 31, 2000 to 573 employees at December 31, 2001 and to 475 as of March 15, 2002. The reductions have taken place in all sectors of our operations and at all levels of staff including management, with the goal of maintaining our percentage of billable employees. During 2001, we charged approximately $124,000 to expense for severance and other termination benefits related to this workforce reduction. The majority of these benefits were paid during three months ended March 31, 2001.

     In addition we have closed several of our regional offices including our offices in Scottsdale, AZ, Memphis, TN, Dallas, TX, and Greenville, SC. Costs related to remaining office and equipment leases for these offices are included in our restructuring reserve.

     Some of our contracts with our customers include billing milestones, whereby the client is not invoiced until certain milestones are reached. However, we recognize revenue under the percentage-of-completion method of accounting. If a contract is terminated by a customer or modified before a milestone is reached, we generally will be required to renegotiate the terms of payment for work performed but not yet billed. Due to the circumstances surrounding such cancellations or modifications and the financial condition of the related customers, the amount we ultimately collect from such customers may be, and often is, discounted from the amount we have previously recorded in unbilled accounts receivable and revenue. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decreases in revenues. We have experienced this challenge particularly with respect to managing our employee base, and this has resulted in underutilization of employees due to the unforeseen reduction in the demand for our services during fiscal 2001. In response to these factors and the lack of visibility and uncertain market conditions, we have taken steps and are continuing to take steps to reduce our level of expenditures.

DISCONTINUED OPERATIONS

     In March 2001, we agreed to sell substantially all of the assets of Specialty Drilling, Inc, a company that was acquired in November 1999 as part of the acquisition of the TWR Group (TWR). The sale of Specialty Drilling, Inc. was completed on April 12, 2001. Pursuant to the Asset Purchase Agreement, substantially all of the assets of Specialty Drilling, Inc. were sold for a purchase price of approximately $640,000. In addition, the purchaser assumed responsibility for accounts payable at the date of sale.

     Revenues from Specialty Drilling, Inc. were approximately $170,000 and $1.2 million for the years ended December 31, 2001 and December 31, 2000 respectively. Net loss attributed to Specialty Drilling Inc. was approximately $196,000 and $127,000 for the years ended December 31, 2001 and December 31, 2001, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 2001

     Revenues. Our revenues decreased 16%, or $21.8 million, from $139.1 million for the year ended December 31, 2000 to $117.3 million for the year ended December 31, 2001. Offsetting the decrease in internally generated revenues was the contribution of $13.6 million in revenues contributed by the acquisition of Young & Associates, Inc. which occurred in January 2001. The decrease was primarily attributable to the overall decline in network construction activity and the continued reduction or delay of capital expenditures by some of our customers, particularly equipment manufacturers, during fiscal year 2001, which may continue in future fiscal periods.

     Cost Of Revenues. Our cost of revenues decreased 6% from $98.7 million, or 71% of revenues, for the year ended December 31, 2000 to $92.4 million, or 79% of revenues, for the year ended December 31, 2001. Gross margin decreased to 21% for the year ended December 31, 2001 from 29% for the year ended December 31, 2000 due to increased competition, pricing pressure along with lower margins achieved in our construction and installation businesses, and a larger portion of total revenue being generated by the lower margin construction activities.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased from $27.1 million, or 20% of revenues, for the year ended December 31, 2000 to $34.4 million, or 29% of revenues, for the year ended December 31, 2001. The increase in selling, general and administrative expenses in absolute dollars primarily reflects an increase in costs associated with the integration of our acquisitions, reduced utilization of employees due to delays and reduction in contracts, and increased expenses associated with being a public company. Also contributing to the increase in selling, general and administrative expenses for 2001 is a provision of $2.4 million in contract revenues receivables related to one of our customers which is experiencing significant financial hardship and recently filed for protection under the Federal Bankruptcy Code. Due to the customer's financial hardship, we believed that the outstanding receivable had a high degree of collectibility risk. Thus, we established a provision for the entire balance outstanding at year-end.

     Depreciation and Amortization. Depreciation and amortization increased 83% from $4.1 million for the year ended December 31, 2000 to $7.5 million for the year ended December 31, 2001 due primarily to our acquisitions along with increased capital expenditures to support our existing business.

     Goodwill Write-down. As a result of our continuing assessment of the recoverability of its intangible goodwill assets during the quarter ended September 30, 2001, we reduced the carrying value of goodwill related to the assets of specific business units recording a goodwill write-down of $4.8 million. We continue to monitor the performance of our acquisitions and, due to the change in the economic environment in the telecommunications sector, further reductions to previously recorded goodwill related to certain acquisitions may be required if future operating cash flows for previously acquired operations are not achieved.

     Interest Expense. Interest expense is primarily related to interest on our credit facility and notes payable to related parties. It also includes adjustments to the valuation of the interest rate swap agreement. Interest expense decreased 49% from $3.8 million for the year ended December 31, 2000 to $2.0 million for the year ended December 31, 2001. As a percentage of revenues, interest expense declined to approximately 1.7% for the year ended December 31, 2001 from approximately 2.8% for the year ended December 31, 2000. The decrease in absolute dollars relates to a reduction in average debt outstanding under our bank line of credit in 2001 as compared to 2000.

     Other Income (Expense). For the year ended December 31, 2000, other expense was $13.1 million as compared to $806,000 of other income for the year ended December 31, 2001. The expense for the year ended December 31, 2000 primarily represented a one-time increase in the fair value of put warrants. The put provision of the common stock put warrants expired upon completion of our initial public offering in August 2000. Other income for the year ended December 31, 2001 consisted primarily of interest income from our note receivable with South Carolina Phone LLC. For more information regarding our contractual relationship with South Carolina Phone LLC, please see Note 11 to the Financial Statements included in this report.

     Income Taxes. For the year ended December 31, 2000, we had an income tax expense of $3.1 million as compared to $2.6 million income tax expense for the year ended December 31, 2001. At December 31, 2001, we had net operating loss carryforwards for U.S. Federal income tax purposes of approximately $14.5 million that are available to offset future taxable income, if any, through 2001. Due to the uncertainty of our ability to recognize the entire tax benefit, we established an offsetting provision for the tax benefit recorded.

     Extraordinary Items. For the year ended December 31, 2000, we reported an extraordinary loss of $4.3 million, net of income tax benefit of $2.2 million. This extraordinary loss resulted from the extinguishment of indebtedness in connection with our initial public offering. Approximately $2.6 million of this represents the amount of the then unaccreted discount on our senior subordinated notes that was expensed upon the early repayment of the notes with proceeds from the initial public offering. The remaining $1.7 million of this loss related to the write-offs of the then remaining capitalized loan costs relating to loans repaid. For the year ended December 31, 2001, we had no extraordinary items.

     Net Loss. Our net loss increased from $15.3 million for the year ended December 31, 2000 to $28.0 million for the year ended December 31, 2001. This increase in net loss for the year ended December 31, 2001 is attributable to reduced revenues during 2001, together with lower gross margin rates due, in part, to lower utilization of employees arising from the reduction or delay of projects by some of our customers, pricing pressures and a change in the mix of services to lower margin services. Also contributing to the 2001 net loss were higher selling, general and administrative costs. The net loss for the year ended December 31, 2000 is attributable primarily to the $13.7 million non-cash charge as described above in "Other Income(Expense)" section.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Our revenues increased 186%, or $90.5 million, from $48.6 million for the year ended December 31, 1999 to $139.1 million for the year ended December 31, 2000. The increase was primarily attributable to growth in existing business from new contracts with the most significant growth being in our design and deployment services. The increase in revenues attributable to internal growth amounted to approximately $51.9 million. The remaining portion of the increase in revenues is attributable to our acquisitions of TWR Telecom, Inc. and McKenzie Telecommunications Group, Inc., both of which were completed in November 1999 and the acquisitions of Communication Consulting Services, Inc., Wireless Sites Development, Inc., and HAF Limited during 2000.

     Cost Of Revenues. Our cost of revenues increased 177% from $35.6 million, or 73% of revenues, for the year ended December 31, 1999 to $98.7 million, or 71% of revenues, for the year ended December 31, 2000, primarily due to the increase in the number of contracts associated with our acquisitions. Costs also increased significantly due to increased staffing costs to support the growth in existing businesses. Gross margin increased to 29% for the year ended December 31, 2000 from 27% for the year ended December 31, 1999 due to higher margin contracts from our acquisitions, along with a shift in the mix of services to higher margin services.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased from $9.8 million, or 20% of revenues, for the year ended December 31, 1999 to $27.1 million, or 20% of revenues, for the year ended December 31, 2000. The increase in selling, general and administrative expenses in absolute dollars primarily reflects an increase in costs associated with our acquisitions along with increased executive, administration and systems personnel.

     Depreciation And Amortization. Depreciation and amortization increased 93% from $2.1 million for the year ended December 31, 1999 to $4.1 million for the year ended December 31, 2000 due primarily to our acquisitions along with increased capital expenditures to support growth in our existing business. It also reflects a policy change to amortize all goodwill from acquisitions in 2000 and future years over a 5-year life. Goodwill on all acquisitions prior to 2000 was amortized over a 10-year life.

     Interest Expense. Interest expense increased 64% from $2.3 million for the year ended December 31, 1999 to $3.8 million for the year ended December 31, 2000. As a percentage of revenues, interest expense declined to approximately 2.8% for the year ended December 31, 2000 from approximately 4.8% for the year ended December 31, 1999. The increase in absolute dollars is due to higher utilization of our bank line of credit for acquisition purposes and working capital needs prior to our initial public offering.

     Other Income (Expense). For the year ended December 31, 1999, other income was $102,000 as compared to $13.1 million of other expense for the year ended December 31, 2000. The expense for the year ended December 31, 2000, represented a one-time increase in the fair value of put warrants. The put provision of the common stock put warrants expired upon completion of the initial public offering.

     Income Taxes. For the year ended December 31, 1999, we had an income tax benefit of $1.2 million as compared to an income tax expense of $3.1 million for the year ended December 31, 2000. The benefit for 1999 was primarily attributable to the decrease in the valuation allowance and recognition of deferred tax benefits. At December 31, 2000, we had a net operating loss carry-forward of $5.2 million, which gives rise to substantially all of our gross deferred tax asset. Certain limitations exist on the usage of the net operating loss.

     Extraordinary Items. For the year ended December 31, 1999 we reported an extraordinary loss of $256,000, net of income tax benefit of $171,000. The extraordinary loss resulted from the extinguishment of indebtedness in connection with the refinancing of our credit facility. For the year ended December 31, 2000, we reported an extraordinary loss of $6.4 million, net of income tax benefit of $130,000. This extraordinary loss resulted from the extinguishment of indebtedness in connection with our initial public offering. Approximately $2.6 million of this represents the amount of the then unaccreted discount on our senior subordinated notes that was expensed upon the early repayment of the notes with proceeds from the initial public offering. The remaining $1.7 million of this loss related to the write-offs of the then remaining capitalized loan costs relating to loans repaid.

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

LIQUIDITY AND CAPITAL RESOURCES

  NET CASH USED IN OPERATING ACTIVITIES

     As of December 31, 2001, we had available cash of approximately $4.6 million. Since our inception, we have primarily financed our operations through commercial bank borrowings, the issuance of subordinated notes, and the sale of preferred and common stock. Net cash provided by and used in operations is primarily derived from our contracts in process and changes in working capital. Net cash provided by operations was approximately $3.0 million for the year ended December 31, 2001, while net cash used in operations was approximately $10.5 million for the year ended December 31, 2000.

  NET CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $11.7 million for the year ended December 31, 2001, and $7.0 million for the year ended December 31, 2000. Investing activities consist primarily of acquisitions, as well as capital expenditures to support our operations. Approximately $11.5 million of investing activities related to net cash paid for acquisitions for the year ended December 31, 2001.

  NET CASH PROVIDED BY FINANCING ACTIVITIES

     Net cash provided by financing activities for the year ended December 31, 2001 was approximately $1.9 million. This consisted primarily of $12.4 million borrowed under our revolving credit agreement, offset by repayment of $8.0 million borrowed under our revolving credit agreement, and various notes paid of approximately $2.5 million. Net cash provided by financing activities for the year ended December 31, 2000 was approximately $28.8 million. This consisted primarily of $62.7 million received as net proceeds from the issuance of common stock in the initial public offering, $19.0 million borrowed under our revolving credit agreement, offset by repayment of $31.3 million borrowed under our revolving credit agreement, $13 million for repayment of our senior subordinated notes and $7.9 million to redeem our Series D preferred stock.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes our future contractual obligations and commercial commitments for the period ending December 31, 2001 (in thousands of dollars):

                                                        PAYMENTS DUE BY PERIOD
                                         -----------------------------------------------------
                                                   LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS                   TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------                  -------   ---------   ---------   ---------   -------
Long-Term Debt.........................  $ 8,620    $1,279      $7,341       $ --        $--
Capital Lease Obligations..............      635       451         158         26        --
Operating Leases.......................    4,336     2,357       1,753        226        --
Other Long-Term Obligations............      489       489          --         --        --
                                         -------    ------      ------       ----        --
TOTAL CONTRACTUAL CASH OBLIGATIONS.....  $14,080    $4,576      $9,252       $252        $--
                                         =======    ======      ======       ====        ==

     Our only commercial commitment for the period ending December 31, 2001 represented our credit facility which is included above in our long-term debt contractual obligations balance. At December 31, 2001, we had capacity to borrow up to an additional $4.4 million under the credit facility and at that date we had $7.3 million in outstanding borrowings. The credit facility is due June 30, 2003. For more information regarding the credit facility, please see "Credit Facility" below and Notes 9 and 15 to the Financial Statements included in this report.

CASH REQUIREMENTS

     Our cash requirements through the end of fiscal year 2002 are primarily to fund operations, capital expenditures, cash restructuring outlays, and debt service requirements.

SOURCES OF CASH

     We currently fund our operations with available cash, cash equivalents and our credit facility. Due to significant cost reduction steps taken in 2001 and continuing efforts to further reduce expenses to reflect diminished revenue opportunity, we presently believe that we have sufficient cash and cash equivalents to fund operations for at least the next twelve months, assuming continued access to our credit facility.

     To the extent we are unable to achieve our operating performance targets during 2002, we may need to raise additional capital. Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to fund our ongoing operations. In addition, our inability to obtain cash may damage our customers' perceptions of us and our management team and inhibit our ability to sell our services to a customer base which values financial strength and stability.

     Our credit facility requires that we maintain specified levels of earnings
(loss) before income taxes, depreciation and amortization (EBITDA) and our borrowing base is dependent upon the amount of our Eligible Receivables. If we fail to achieve our budgeted revenues and margins and/or experience any significant write-offs, we could be in violation of the covenants of our credit facility in the future. Based on our current cash and cash equivalents, we would not have sufficient resources to repay our indebtedness under the credit facility.

     We had net liquidity of approximately $9.0 million on December 31, 2001, resulting from cash and cash equivalents of $4.6 million and availability under our credit facility of $4.4 million. As of December 31, 2001, we had an outstanding balance of $7.3 million under our credit facility.

CREDIT FACILITY

     Effective March 22, 2002 we amended our syndicated credit agreement with Wachovia Bank, N.A as agent and reduced the amount available under the credit facility from the lesser of (a) $15.0 million or (b) a pre-defined borrowing based determined by Eligible Receivables to the lesser of (a) $13.0 million or
(b) a pre-defined borrowing based determined by Eligible Receivables. The Eligible Receivables balance excludes certain accounts receivable from EBITDA covenant calculations. Accordingly, our ability to borrow under the facility is contingent upon gross receivables, based on a pre-defined borrowing base. The credit facility's maturity was shortened from November 1, 2004 to June 30, 2003, and it bears interest based on LIBOR plus a margin of up to 3.75%.

     The line of credit is secured by substantially all of our business assets, is guaranteed by our subsidiaries and is senior to approximately $1.9 million of subordinated indebtedness. The terms of the credit agreement include several covenants and restrictions including but not limited to those discussed herein. The terms of the credit agreement require maintenance of specified levels of earnings (loss) before income taxes, depreciation, and amortization (EBITDA). If we fail to achieve our budgeted revenues and margins and/or experience any significant write-offs, we could be in violation of the covenants of our credit facility in the future. In addition, we are required to provide the lenders with periodic budgets, financial statements and periodic reports and filings. Additionally, we are restricted in the amount of payments to holders of seller notes. The covenants also limit our ability to sell our assets outside the ordinary course of business, merge with or acquire other businesses. In addition, we are limited in capital expenditures that can be incurred during a given period. If we continue to experience significant losses, we could be in violation of the covenants in our credit facility in the future. At December 31, 2001, we had capacity to borrow up to an additional $4.4 million under the credit facility and at that date we had $7.3 million in outstanding borrowings. The interest rate was 7% at December 31, 2001.

     Management believes that an adequate amount of gross receivables exist to provide sufficient availability under the credit facility to satisfy our cash requirements for 2002. As of December 31, 2001 and as of the date of filing this report, to the best of its current knowledge, management believes the Company is in compliance with all outstanding financial and operational covenants.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

     Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers, an inability to successfully integrate acquisitions, technology changes, or a decline in the financial stability of our customers.

     Negative developments in these or other risk factors could have a material adverse effect on our financial position and results of operations.

     A summary of our critical accounting policies follows:

     We offer our network planning, design and deployment services on either a fixed price or a time and materials basis, with scheduled deadlines for completion times. Revenue on time and materials contracts is recognized as services are rendered. Revenue on fixed price contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, in each period expenses are recognized as incurred and revenue is recognized based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenues recognized in a given quarter depend on the costs incurred for individual projects and the estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Estimated costs to complete a project are based on many factors. Accordingly, the final project cost may vary from the original estimate. Certain project costs can vary significantly from original estimates which may lead to significant fluctuations in actual gross margin compared to projected margins. As a result, gross margins in future periods may be significantly reduced, and in some cases, a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment in the telecommunications industry.

     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. We have recorded changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as changes in market conditions due to changes in demand requirements. It is possible that changes in required inventory reserves may continue to occur in the future due to the current market conditions.

     During the first quarter of 2001, we initiated a restructuring plan. See further discussion at "Restructuring" section. In conjunction with that restructuring plan, we established a restructuring reserve to account for the estimated costs related to the restructuring plan. These costs primarily related to operating leases and employee health and medical claims. As of December 31, 2001, remaining costs provided for in the restructuring reserve totaled $366,000. We believe that this remaining estimated balance is appropriate to cover future obligations associated with the restructuring.

     We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgments regarding future profitability may change due to future market conditions, our ability to improve our results of operations and other factors. Due to the uncertainty of our ability to recognize the entire tax benefit, we established an offsetting provision for the tax benefit recorded.

     We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

     During 2001, we acquired Young & Associates, Inc. See Note 2 to the Financial Statements included with this report. In conjunction with the acquisition, we were required to estimate the fair value of assets and liabilities acquired based on industry conditions, historical experience, and evaluation of events subsequent to the acquisition. We believe that the estimated purchased balances approximate fair market value; however, it is possible that future events will require changes to these fair value estimates.

     We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We assess the recoverability of its intangible goodwill assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.

     We have related party transactions with members of our Board of Directors, senior management, and employees. See Notes 2, 8, 11, and 13 to the Financial Statements included herein. These transactions include issuances of debt and loans, execution of operating leases to the Company, and potential earn-out payments. We believe that the terms of the above transactions with related parties are comparable to similar transactions among unrelated parties.

INTEREST RATE RISK

     We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. We use the term hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. We use derivative financial instruments as risk management tools and not for trading or speculative purposes. In addition, derivative financial instruments are entered into with major financial institutions in order to manage our exposure to nonperformance on such instruments. Our risk management objective is to minimize the effects of volatility on our cash flows by identifying the recognized assets and liabilities or forecasted transactions exposed to these risks and appropriately hedging them with either forward contracts or, to a lesser extent, option contracts, swap derivatives or by embedding terms into certain contracts that affect the ultimate amount of cash flows under the contract. We generally do not hedge our credit risk on customer receivables.

     We use a combination of financial instruments, including variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix in a cost-effective manner, we may, from time to time, enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts.

     The Company has entered into an interest rate swap agreement with its senior lender in accordance with its loan agreement, which has been classified as a cash flow hedge. The interest rate swap agreement allows us to swap interest rate payments from a floating rate tied to LIBOR to a fixed interest payment of 7.25% on a notional principal of $12.5 million and will be in effect until January 2003. Changes in the fair value of the interest rate swap agreement are recognized in other comprehensive income or loss until such point that the interest rate swap no longer qualifies for hedge accounting, at which point, the gain (loss) reported is reported as a component of interest expense. During the year ended December 31, 2001, the Company recorded other comprehensive income of $114,000 related to the net change in value of the effective portion of its interest rate swap agreement. The fair value of the interest rate swap agreement was approximately $380,000 and $674,000 at December 31, 2000 and December 31, 2001, respectively.

RECENT DEVELOPMENTS

     On February 26, 2002, the Company announced that it has entered into a nonbinding letter of intent with Baran Group, Ltd. ("Baran"), a diversified engineering services and construction firm based in Tel Aviv, Israel.

     Pursuant to the transaction envisioned under the letter of intent, Baran will acquire 100% of the issued and outstanding capital stock of the Company in exchange for approximately 1.858 million Baran ordinary shares, representing 19% of the outstanding Baran ordinary shares, and $7.6 million in cash. Under the terms of the letter of intent, each of the Company's shareholders would receive approximately .060934 Baran shares and $.25 for each share of the Company's stock that they hold. The closing of the acquisition is subject to the execution of a definitive merger agreement, the approval of the Company's shareholders and certain other customary conditions. The parties intend to enter into a definitive merger agreement as soon as practicable. In connection with the transaction, Baran intends to list its shares on the NASDAQ National Market.

     If, while the letter of intent is in effect, the Company breaches certain exclusivity obligations or accepts another acquisition proposal, Baran will be entitled to receive a termination fee of $2 million. In addition, the Company's acceptance of an alternative acquisition proposal will result in Baran obtaining an option to purchase up to 5,559,609 shares of the Company's common stock at an exercise price of $0.90 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141"), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company adopted SFAS 141 as of July 1, 2001. The adoption of SFAS 141 did not have a material effect on the financial position or results of the operations of the Company.

     In June 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairment of those assets. SFAS 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. The Company will adopt SFAS 142 beginning January 1, 2002 upon which time the Company will cease amortizing goodwill in accordance with the guidelines set forth in the standard.

     In August 2001, FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Companies are required to adopt SFAS 143 in the first fiscal year beginning after June 15, 2002. Adoption of SFAS 143 is not currently expected to have a material impact on our results of operations.

     In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 will be effective for the Company beginning January 1, 2002. The Company is evaluating the effects of this new accounting standard, however the Company does not anticipate any material effect on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company engages in activities that expose it to various market risks, including the effects of a change in interest rates. This financial exposure is managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility for the markets may have on operating results. The Company does not use derivative financial instruments for trading purposes. The Company currently maintains an interest rate swap, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. The Company assesses, both at inception and on an ongoing basis, whether the interest rate swap is highly effective in offsetting changes in cash flows of the hedged items. For more information regarding the Company's interest rate swap agreement, please see Note 9 to the Financial Statements included in this report.

     At December 31, 2001, we had notes payable to affiliated parties (the "Notes") of approximately $1.3 million with interest payable at a rate equal to 9.5% per annum, which rate shall be adjusted on July 31 and December 31 of each year the Notes remain outstanding to a rate equal to the most recently announced by Citibank, N.A., in the Wall Street Journal as its prime rate of interest.

     We temporarily invest our excess cash in money market funds. Changes in interest rates would not significantly affect the fair value of these cash investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed with this report beginning on page F-1:

     Independent Auditors' Report

     Consolidated Balance Sheets -- December 31, 2000 and 2001

     Consolidated Statements of Operations -- Years ended December 31, 1999,
      2000 and 2001

     Consolidated Statements of Stockholders' Equity (Deficit) -- Years ended
      December 31, 1999, 2000 and 2001

     Consolidated Statements of Cash Flows -- Years ended December 31, 1999,
      2000 and 2001

     Notes to Consolidated Financial Statements

QUARTERLY OPERATING RESULTS

     The following tables present unaudited quarterly results, in dollars and as a percentage of net revenue, for the eight quarters covering our two most recently completed fiscal years reported in the financial statements and notes thereto included in this report. We believe this information reflects all adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. Prior to becoming a public company, we did not prepare financial statements on a quarterly basis. Accordingly, revenue reported through June 30, 2000 using the percentage-of-completion method was based on actual or estimated total contract costs available at the end of 1999 and June 30, 2000, respectively, as opposed to estimates at the end of each quarter. For the quarter ended December 31, 2000, revenues from fixed-price contracts were reported based upon estimates of the total costs to complete the contract made during and at the end of the quarter. As a result of the above, future operating results may fluctuate more from quarter to quarter than those shown below. In addition, it may not be meaningful to compare results of operations for future quarters to those for quarters prior to June 30, 2000 and the results for any quarter are not necessarily indicative of results for any future period.

                                                                   QUARTER ENDED
                                                                  (IN THOUSANDS)
                              ---------------------------------------------------------------------------------------
                              MARCH 31,   JUNE 30,   SEP. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEP. 30,   DEC. 31,
                                2000        2000       2000       2000       2001        2001       2001       2001
                              ---------   --------   --------   --------   ---------   --------   --------   --------
STATEMENTS OF OPERATIONS
  DATA:
Revenues....................  $ 26,224    $30,419    $37,011    $45,440     $30,338    $27,828    $28,176    $30,994
Cost of revenues............    18,465     21,740     26,170     32,330      24,241     22,221     21,542     24,432
Gross profit................     7,759      8,679     10,841     13,110       6,097      5,607      6,634      6,562
SG&A expenses...............     4,594      5,845      7,242      9,468       9,526      7,469      8,024      6,939
Operating (loss) income.....     2,285      1,808      2,591      2,468      (6,478)    (3,809)    (8,796)    (4,392)
Total other (expense)
  income....................   (14,772)    (1,290)      (639)      (279)       (173)       (80)      (573)      (329)
(Loss) income before income
  tax.......................   (12,487)       518      1,952      2,189      (6,651)    (3,889)    (9,369)    (4,721)
Income tax (benefit)
  expense...................       519        250      1,908        422          --         --         --      2,620
Extraordinary items.........        --         --     (4,294)        --          --         --         --         --
Net (loss) income...........   (13,048)       256     (4,223)     1,667      (7,435)    (3,889)    (9,369)    (4,721)
Net (loss) income per common
  share:
  Basic.....................  $  (1.88)   $ (0.03)   $ (0.56)   $  0.06     $ (0.27)   $ (0.14)   $ (0.34)   $ (0.26)
  Diluted...................  $  (1.88)   $ (0.03)   $ (0.56)   $  0.05     $ (0.27)   $ (0.14)   $ (0.34)   $ (0.26)
AS A PERCENTAGE OF REVENUES:
Revenues....................     100.0%     100.0%     100.0%     100.0%      100.0%     100.0%     100.0%     100.0%
Cost of revenues............      70.5%      71.4%      70.6%      71.3%       79.9%      79.9%      76.5%      78.8%
Gross profit (loss).........      29.5%      28.6%      29.4%      28.7%       20.1%      20.1%      23.5%      21.2%
SG&A expenses...............      17.5%      19.3%      19.5%      20.9%       31.4%      26.8%      28.5%      30.2%
Operating (loss) income.....       8.7%       5.9%       7.0%       5.4%      (21.4)%    (13.7)%    (31.2)%    (14.2)%
Total other (expense)
  income....................     (56.3)%     (4.2)%     (1.7)%     (0.6)%      (0.6)%     (0.3)%     (2.0)%     (1.1)%
Income (loss) before income
  tax.......................     (49.6)%      0.9%       0.1%       3.9%      (21.9)%    (14.0)%    (33.3)%    (15.2)%
Income tax (benefit)
  expense...................       2.0%       0.8%       5.2%       0.9%         --         --         --        8.5%
Extraordinary items.........        --         --         --      (11.6)%        --         --         --         --
Net (loss) income...........     (49.8)%      0.8%     (11.4)%      3.7%      (24.5)%    (14.0)%    (33.3)%    (23.7)%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no occurrence requiring a response to this Item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held May 21, 2002 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held May 21, 2002 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held May 21, 2002 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held May 21, 2002 is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements.

     The following financial statements and accountants' reports have been filed as Item 8 in Part II of this Report and are included beginning on page F-1:

        Independent Auditors' Report

        Consolidated Balance Sheets -- December 31, 2000 and 2001

        Consolidated Statements of Operations -- Years ended December 31, 1999, 2000, and 2001

        Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1999, 2000, and 2001

        Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 2000 and 2001

        Notes to Consolidated Financial Statements

     (b) Financial Statement Schedule.

     Financial Statement Schedule II -- Schedule of Consolidated Valuation and Qualifying Accounts.

     (c) Exhibits.

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-1 for the Registrant, Registration No. 333-36678 (referred to as "S-1"), (ii) the Registrant's Quarterly Report on Form 10-Q for the quarter ended

September 30, 2000 ("2000 10-Q"),(iii) the Registrant's Current Report on Form 8-K as filed on January 17, 2001 ("8-K"), (iv) the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 10-K"), and (v) the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001 ("2001 10-Q"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
 2.1*     --   Stock Purchase Agreement, dated August 20, 1999, by and
               among o2wireless Solutions, Clear Communications Group,
               Inc., George A. Jackson and the TWR Family of Companies, LLC
               for the purchase and sale of all of the issued and
               outstanding capital stock of TWR Telecom, Inc. and Specialty
               Drilling, Inc., as amended. (Exhibit 2.2 to S-1)
 2.2*     --   Asset Purchase Agreement dated, November 1, 1999, by and
               among o2wireless Solutions (formerly Clear Holdings, Inc.),
               Clear Communications Group, Inc., McKenzie
               Telecommunications Group, Inc. and Rhonda McKenzie for the
               purchase and sale of substantially all of the assets of
               McKenzie Telecommunications Group, Inc. (Exhibit 2.3 to S-1)
 2.3*     --   Stock Purchase Agreement, dated as of June 15, 2000, by and among o2wireless Solutions, Clear Communications Group,
               Inc., Communication Consulting Services, Inc. and John J.
               Meyer and Clyde C. Smith for the purchase and sale of all of the issued and outstanding capital stock of Communication
               Consulting Services, Inc. (Exhibit 2.4 to S-1)
 2.4*     --   Stock Purchase Agreement, dated January 2, 2001, by and
               among o2wireless Solutions, Inc., o2wireless, Inc. and
               Jeffrey D. Young for the purchase and sale of all of the
               issued and outstanding capital stock of Young & Associates,
               Inc. (8-K)
 3.1*     --   Second Amended and Restated Articles of Incorporation of
               o2wireless Solutions filed and effective August 18, 2000.
               (2000 10-K)
 3.2*     --   Amended and Restated Bylaws of o2wireless Solutions
               effective as of August 15, 2000. (2000 10-K)
 4.1*     --   Specimen Common Stock Certificate. (S-1)
 4.2      --   See Exhibits 3.1 and 3.2 for provisions of the Second
               Amended and Restated Articles of Incorporation, as amended, and Bylaws of o2wireless Solutions defining rights of the
               holders of the common stock of o2wireless Solutions
 4.3*     --   Amended and Restated Credit Agreement, dated September 29,
               2000, by and among o2wireless, Inc. (formerly Clear
               Communications Group, Inc.), o2wireless Solutions (formerly
               Clear Holdings, Inc.), TWR Telecom, Inc., TWR Lighting,
               Inc., Rooker Tower Company, Clear Program Management, Inc.,
               Specialty Drilling, Inc., Cellular Technology International,
               Inc., Communications Development Systems, Inc., Clear Tower
               Corporation, ISDC, Inc., Communications Consulting Services,
               Inc. and various lenders and Wachovia Bank, N.A. (10-Q)
 4.3.1*   --   Second Amendment dated October 2, 2001, to Amended and
               Restated Credit Agreement by and among o2wireless, Inc., the
               Company, certain subsidiaries and various lenders and
               Wachovia Bank, N.A. (2001 10-Q)
 4.3.2    --   Third Amendment, dated March 22, 2002, to Amended and
               Restated Credit Agreement by and among o2wireless, Inc., the
               Company, certain subsidiaries and various lenders and
               Wachovia Bank, N.A.
 4.4*     --   Note and Equity Purchase Agreement, dated November 1, 1999, as amended, by and among Clear Communications Group, Inc.,
               o2wireless Solutions (formerly Clear Holdings, Inc.), TWR
               Telecom, Inc., TWR Lighting, Inc., Rooker Tower Company,
               Clear Program Management, Inc., Specialty Drilling, Inc.,
               Cellular Technology International, Inc., Communications
               Development Systems, Inc., Clear Tower Corporation, ISDC,
               Inc., and American Capital Strategies, Ltd. (Exhibit No.
               4.10 to S-1)
 4.5*     --   Form of Common Stock Purchase Warrant, dated November 1,
               1999, issued to American Capital Strategies, Ltd. by
               o2wireless Solutions (formerly Clear Holdings, Inc.).
               (Exhibit No. 4.11 to S-1)

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
10.1*     --   1998 Stock Option Plan, as amended. (S-1)
10.2*     --   Form of Incentive Stock Option Agreement pursuant to the
               1998 Stock Option Plan, as amended. (S-1)
10.3*     --   Registration Rights Agreement, dated November 1, 1999, by
               and among Stratford Capital Partners, L.P., Stratford Equity
               Partners, L.P., RJB Management Company, Inc., DFW Capital
               Partners, L.P., Lisa Roumell, Mark Rosenthal, Donald DeMuth,
               Mark Malick, Andrew Roscoe, Hofe Family Limited Partnership,
               Clear Investors, LLC, Stephen F. Johnston, Sr. and
               o2wireless Solutions (formerly Clear Holdings, Inc.).
               (Exhibit No. 10.5 to S-1)
10.4*     --   Registration Rights Agreement dated November 1, 1999 by and among Clear Communications Group, Inc., o2wireless Solutions
               (formerly Clear Holdings, Inc.), TWR Telecom, Inc., TWR
               Lighting, Inc., Rooker Tower Company, Clear Program
               Management, Inc., Specialty Drilling, Inc., Cellular
               Technology International, Inc., Communications Development
               Systems, Inc., Clear Tower Corporation, ISDC, Inc., and
               American Capital Strategies, Ltd. (included as Article 11 to
               Exhibit 4.4).
10.5      --   Employment Agreement, dated June 27, 2001 by and between
               Murray Swanson, President and Chief Executive Officer and
               the Company.
10.6      --   Employment Agreement, dated January 7, 2002 by and between
               Ronald Webster, Chief Financial Officer and the Company.
21.1      --   List of Subsidiaries.
23.1      --   Consent of KPMG LLP with respect to the consolidated
               financial statements of o2wireless Solutions, Inc. and
               subsidiaries.

     (d) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Atlanta, State of Georgia on March 29, 2002.

                                          O2WIRELESS SOLUTIONS, INC.

                                          By:     /s/ MURRAY L. SWANSON
                                            ------------------------------------
                                                     Murray L. Swanson
                                               President and Chief Executive
                                                           Officer

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ ANDREW D. ROSCOE                  Chairman of the Board and Director   March 29, 2002
 ------------------------------------------------
                 Andrew D. Roscoe


              /s/ MURRAY L. SWANSON                    President and Chief Executive      March 29, 2002
 ------------------------------------------------                 Officer
                Murray L. Swanson                      (Principal Executive Officer)


             /s/ WILLIAM J. LOUGHMAN                 Executive Vice President and Chief   March 29, 2002
 ------------------------------------------------            Operating Officer
               William J. Loughman


              /s/ RONALD D. WEBSTER                  Executive Vice President and Chief   March 29, 2002
 ------------------------------------------------            Financial Officer
                Ronald D. Webster                         (Principal Financial and
                                                            Accounting Officer)


               /s/ DONALD F. DEMUTH                               Director                March 29, 2002
 ------------------------------------------------
                 Donald F. DeMuth


             /s/ JOHN G. FARMER, JR.                              Director                March 29, 2002
 ------------------------------------------------
               John G. Farmer, Jr.


           /s/ STEPHEN F. JOHNSTON, SR.                           Director                March 29, 2002
 ------------------------------------------------
             Stephen F. Johnston, Sr.


                /s/ DARIN R. WINN                                 Director                March 29, 2002
 ------------------------------------------------
                  Darin R. Winn

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
4.3.2     --   Third Amendment, dated March 22, 2002, to Amended and
               Restated Credit Agreement by and among o2wireless, Inc., the
               Company, certain subsidiaries and various lenders and
               Wachovia Bank, N.A.
10.5      --   Employment Agreement, dated June 27, 2001 by and between
               Murray Swanson, President and Chief Executive Officer and
               the Company.
10.6      --   Employment Agreement, dated January 7, 2002 by and between
               Ronald Webster, Chief Financial Officer and the Company.
21.1      --   List of Subsidiaries.
23.1      --   Consent of KPMG LLP with respect to the consolidated
               financial statements of o2wireless Solutions, Inc. and
               subsidiaries.

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
Independent Auditors' Report................................        F-2
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................        F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 2000 and 2001..........................        F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 2000 and 2001..............        F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000 and 2001..........................        F-6
Notes to Consolidated Financial Statements..................        F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
o2wireless Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of o2wireless Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of o2wireless Solutions, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Atlanta, Georgia
March 25, 2002

                  O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                                2000             2001
                                                              --------          -------
                                                                (IN THOUSANDS, EXCEPT
                                                                 SHARE AND PER SHARE
                                                                        DATA)
                                        ASSETS
Current Assets:
 Cash and cash equivalents..................................  $ 12,168          $ 4,599
 Contract revenues receivable, net of allowance for doubtful accounts of $806 and $3,356 at December 31, 2000 and
   2001, respectively.......................................    50,740           24,833
 Costs and estimated earnings in excess of billings on
   uncompleted contracts....................................    14,137           15,456
 Inventories, net of obsolescence reserve of $321 and $446
   at December 31, 2000 and 2001, respectively..............     2,904            3,434
 Deferred income taxes......................................       343               --
 Other current assets.......................................     1,024            2,413
 Net assets of discontinued operations......................       861               --
                                                              --------          -------
   Total Current Assets.....................................    82,177           50,735
Property and equipment, net of accumulated depreciation of
 $2,643 and $3,961 at December 31, 2000 and 2001,
 respectively...............................................     4,282            3,977
Intangible assets, net......................................    27,258           28,887
Deferred income taxes.......................................     2,277               --
Other assets................................................       236              178
                                                              --------          -------
                                                              $116,230          $83,777
                                                              ========          =======

      LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Affiliate notes payable, current portion...................  $  2,126          $ 1,279
 Current portion of other indebtedness......................       176              451
 Accrued earn-out...........................................     1,650            1,650
 Accounts payable...........................................    20,013            9,580
 Accrued expenses...........................................     9,377            9,409
 Billing in excess of costs and estimated earnings on
   uncompleted contracts....................................     3,748            1,137
 Other current liabilities..................................        --              375
                                                              --------          -------
   Total Current Liabilities................................    37,090           23,881
Affiliate notes payable, less current portion...............     1,626               23
Other long-term indebtedness, less current portion..........     3,459            7,502
Other long-term liability...................................       380              674
                                                              --------          -------
   Total Liabilities........................................    42,555           32,080
                                                              --------          -------
Redeemable preferred stock:
 Class A redeemable convertible preferred stock, $.01 par
   value; 100,000 shares authorized; no shares issued or
   outstanding..............................................        --               --
 Series C redeemable convertible preferred stock, no par
   value; 75,000 shares authorized; no shares issued or
   outstanding..............................................        --               --
 Series D senior redeemable preferred stock, no par value;
   100,000 shares authorized; no shares issued or
   outstanding..............................................        --               --
                                                              --------          -------
                                                                    --               --
                                                              --------          -------
Stockholders' equity:
Serial preferred stock, no par value, 10,000,000 shares
 authorized; no shares issued or outstanding................        --               --
Common stock, $.0001 par value 100,000,000 shares
 authorized; 27,242,021 and 27,937,737 shares issued and
 outstanding at December 31, 2000, and December 31, 2001,
 respectively...............................................         3                3
Additional paid-in capital..................................    96,571          101,823
Deferred stock compensation.................................    (1,286)            (368)
Accumulated other comprehensive loss........................        --             (114)
Accumulated deficit.........................................   (21,613)         (49,647)
                                                              --------          -------
   Total stockholders' equity...............................    73,675           51,697
                                                              --------          -------
                                                              $116,230          $83,777
                                                              ========          =======

          See accompanying notes to consolidated financial statements

                  O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                              1999             2000             2001
                                                          -------------   --------------   --------------
                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues................................................   $   48,631      $   139,094      $   117,336
                                                           ----------      -----------      -----------
Operating expenses:
  Cost of revenues......................................       35,611           98,705           92,436
  Selling, general, and administrative expenses.........        9,825           27,149           34,374
  Warrant dispute reserve...............................           --               --              641
  Restructuring charge..................................           --               --            1,100
  Depreciation and amortization.........................        2,120            4,088            7,458
  Goodwill write-down...................................           --               --            4,802
                                                           ----------      -----------      -----------
    Operating income (loss).............................        1,075            9,152          (23,475)
Other income (expense):
  Interest income.......................................           20              274              641
  Interest expense......................................       (2,343)          (3,845)          (1,961)
  Increase in fair value of put warrants................           --          (13,681)              --
  Other.................................................           82              272              165
                                                           ----------      -----------      -----------
Loss from continuing operations before taxes,
  extraordinary items and cumulative effect of change in
  accounting principle..................................       (1,166)          (7,828)         (24,630)
Income tax (benefit) expense............................       (1,226)           3,099            2,620
                                                           ----------      -----------      -----------
Income (loss) from continuing operations before
  extraordinary items and cumulative effect of change in
  accounting principle..................................           60          (10,927)         (27,250)
Discontinued operations:
  Loss from discontinued operations net of tax..........           --             (127)            (196)
  Loss on disposal of discontinued operations...........           --               --             (588)
                                                           ----------      -----------      -----------
Income (loss) before extraordinary items and cumulative
  effect of change in accounting principle..............           60          (11,054)         (28,034)
Extraordinary item -- loss on extinguishment of
  indebtedness, net of income tax benefit of $171 in
  1999 and $2,212 in 2000...............................         (256)          (4,294)              --
                                                           ----------      -----------      -----------
  Loss before cumulative effect of change in accounting
    principle...........................................         (196)         (15,348)         (28,034)
Cumulative effect of change from deferral of
  organization costs to expensing costs as incurred.....         (121)              --               --
                                                           ----------      -----------      -----------
  Net loss..............................................         (317)         (15,348)         (28,034)
Preferred stock dividends and accretion of discount on
  redeemable preferred stock............................         (632)          (6,148)              --
                                                           ----------      -----------      -----------
  Net loss applicable to common stockholders............   $     (949)     $   (21,496)     $   (28,034)
                                                           ==========      ===========      ===========
Earnings per share data:
  Net loss per common share:
    Continuing operations:
       Basic and diluted:
         Loss per share before extraordinary items and
            accounting change...........................   $    (0.08)     $     (1.14)     $     (0.98)
         Extraordinary items............................        (0.03)           (0.29)              --
         Accounting change..............................        (0.02)              --               --
                                                           ----------      -----------      -----------
                                                           $    (0.13)     $     (1.43)     $     (0.98)
    Discontinued operations:
       Basic and diluted................................           --            (0.01)           (0.03)
                                                           ----------      -----------      -----------
    Net loss per common share:
       Basic and diluted................................   $    (0.13)     $     (1.44)     $     (1.01)
                                                           ==========      ===========      ===========
Weighted-average common shares outstanding:
  Basic and diluted.....................................    7,188,700       14,980,193       27,890,678
                                                           ==========      ===========      ===========

          See accompanying notes to consolidated financial statements

                  O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                  SERIES B
                                              COMMON STOCK       CONVERTIBLE   ADDITIONAL
                                           -------------------    PREFERRED     PAID-IN
                                             SHARES     AMOUNT      STOCK       CAPITAL
                                           ----------   ------   -----------   ----------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1998.............   7,188,700     --       $1,550       $  3,477
Exercise of employee stock options.......         530     --           --              1
Class A redeemable convertible preferred
 stock dividend..........................          --     --           --           (347)
Conversion of Series B convertible
 preferred stock to notes payable........          --     --       (1,550)            --
Series C convertible preferred stock
 dividend................................          --     --           --            (88)
Accretion of discount on Class A
 redeemable convertible preferred
 stock...................................          --     --           --            (78)
Accretion of discount on Series D
 redeemable preferred stock..............          --     --           --           (119)
Issuance of warrants for loan
 guarantees..............................          --     --           --            415
Net loss.................................          --     --           --             --
                                           ----------     --       ------       --------
Balance at December 31, 1999.............   7,189,230     --           --          3,261
Exercise of employee stock options.......   1,015,364     --           --            926
Expiration of fair value put feature upon
 initial public offering.................   4,532,735      1           --         22,712
Class A redeemable convertible preferred
 stock dividend..........................          --     --           --           (172)
Series C convertible preferred stock
 dividend................................          --     --           --            (92)
Series D redeemable preferred stock
 dividend................................          --     --           --           (615)
Accretion of discount on Class A
 redeemable convertible preferred
 stock...................................          --     --           --           (382)
Unaccreted discount on Series D
 redeemable convertible preferred stock
 upon redemption.........................          --     --           --         (4,887)
Conversion of Series A into Common
 Stock...................................   5,575,116      1           --          5,766
Conversion of Series C into Common
 Stock...................................   2,990,328     --           --          3,093
Initial public offering of common stock,
 net.....................................   5,798,623      1           --         62,742
Deferred stock compensation related to
 stock option grants.....................          --     --           --          1,809
Amortization of stock compensation.......          --     --           --             --
Issuance of common stock for
 acquisitions............................     140,625     --           --            805
Tax benefit on disqualified disposition
 of stock options........................          --     --           --          1,605
Net loss.................................          --     --           --             --
                                           ----------     --       ------       --------
Balance at December 31, 2000.............  27,242,021      3           --         96,571
Exercise of employee stock options.......       8,480     --           --             18
Issuance of common stock for
 acquisitions............................     687,236     --           --          5,391
Forfeiture of stock options..............          --     --           --           (157)
Amortization of stock compensation.......          --     --           --             --
Comprehensive Loss:
 Unrealized loss on interest rate swap
   agreement.............................          --     --           --             --
 Net loss................................          --     --           --             --
Total Comprehensive loss.................
                                           ----------     --       ------       --------
Balance at December 31, 2001.............  27,937,737     $3           --       $101,823
                                           ==========     ==       ======       ========


                                             DEFERRED                       OTHER           TOTAL
                                              STOCK       ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                           COMPENSATION     DEFICIT         LOSS           EQUITY
                                           ------------   -----------   -------------   -------------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1998.............         --       $ (5,948)           --         $   (921)
Exercise of employee stock options.......         --             --            --                1
Class A redeemable convertible preferred
 stock dividend..........................         --             --            --             (347)
Conversion of Series B convertible
 preferred stock to notes payable........         --             --            --           (1,550)
Series C convertible preferred stock
 dividend................................         --             --            --              (88)
Accretion of discount on Class A
 redeemable convertible preferred
 stock...................................         --             --            --              (78)
Accretion of discount on Series D
 redeemable preferred stock..............         --             --            --             (119)
Issuance of warrants for loan
 guarantees..............................         --             --            --              415
Net loss.................................         --           (317)           --             (317)
                                             -------       --------         -----         --------
Balance at December 31, 1999.............         --         (6,265)           --           (3,004)
Exercise of employee stock options.......         --             --            --              926
Expiration of fair value put feature upon
 initial public offering.................         --             --            --           22,713
Class A redeemable convertible preferred
 stock dividend..........................         --             --            --             (172)
Series C convertible preferred stock
 dividend................................         --             --            --              (92)
Series D redeemable preferred stock
 dividend................................         --             --            --             (615)
Accretion of discount on Class A
 redeemable convertible preferred
 stock...................................         --             --            --             (382)
Unaccreted discount on Series D
 redeemable convertible preferred stock
 upon redemption.........................         --             --            --           (4,887)
Conversion of Series A into Common
 Stock...................................         --             --            --            5,767
Conversion of Series C into Common
 Stock...................................         --             --            --            3,093
Initial public offering of common stock,
 net.....................................         --             --            --           62,743
Deferred stock compensation related to
 stock option grants.....................     (1,809)            --            --               --
Amortization of stock compensation.......        523             --            --              523
Issuance of common stock for
 acquisitions............................         --             --            --              805
Tax benefit on disqualified disposition
 of stock options........................         --             --            --            1,605
Net loss.................................         --        (15,348)           --          (15,348)
                                             -------       --------         -----         --------
Balance at December 31, 2000.............     (1,286)       (21,613)           --           73,675
Exercise of employee stock options.......         --             --            --               18
Issuance of common stock for
 acquisitions............................         --             --            --            5,391
Forfeiture of stock options..............        157             --            --               --
Amortization of stock compensation.......        761             --            --              761
Comprehensive Loss:
 Unrealized loss on interest rate swap
   agreement.............................         --             --          (114)            (114)
 Net loss................................         --        (28,034)           --          (28,034)
                                                                                          --------
Total Comprehensive loss.................                                                  (28,148)
                                             -------       --------         -----         --------
Balance at December 31, 2001.............    $  (368)      $(49,647)        $(114)        $ 51,697
                                             =======       ========         =====         ========

          See accompanying notes to consolidated financial statements

                  O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss from continuing operations.......................  $   (317)  $(15,221)  $(27,250)
  Adjustments to reconcile net loss from continuing
     operations to net cash used in continuing operating
     activities:
     Depreciation and amortization..........................     2,120      4,088      7,458
     Goodwill write-off.....................................        --         --      4,802
     (Gain) loss on disposal of fixed assets................        --        104       (143)
     Accretion of loan discount.............................        94        358         --
     Amortization of deferred stock-based compensation......        --        523        761
     Increase in fair value of common stock put warrants....        --     13,681         --
     Deferred income tax (benefit) expense..................    (1,239)     2,809      2,620
     Extraordinary loss -- Loss on extinguishment of
       indebtedness.........................................       256      4,294         --
     Non-cash interest expense relating to warrants
       issuances............................................       415         --         --
     Write off of organization costs........................       121         --         --
     Changes in operating assets and liabilities:
       Contract revenues receivable.........................    (9,852)   (29,234)    22,002
       Costs and estimated earnings in excess of billings on
          uncompleted contracts.............................    (3,016)    (8,433)    (1,306)
       Inventories..........................................        21     (1,765)      (530)
       Other current assets.................................       (92)      (539)     4,833
       Other assets.........................................       (64)       335         59
       Accounts payable.....................................     4,490     10,068    (10,461)
       Accrued expenses.....................................       112      5,263      2,252
       Billings in excess of cost and estimated earnings on
          uncompleted contracts.............................       715      2,828     (2,611)
       Other long term liability............................        --        380        555
                                                              --------   --------   --------
     Net cash (used in) provided by continuing operating
       activities...........................................    (6,236)   (10,461)     3,043
                                                              --------   --------   --------
Discontinued operations:
  Loss from discontinued operations.........................        --       (127)      (196)
  Loss on disposal of discontinued operations...............        --         --       (588)
  Adjustment to reconcile loss from discontinued operations
     to net cash used in discontinued operations............        --         52         --
                                                              --------   --------   --------
          Net cash used in discontinued operating
            activities......................................        --        (75)      (784)
                                                              --------   --------   --------
          Net cash (used in) provided by operating
            activities......................................    (6,236)   (10,536)     2,259

                  O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES

                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows used in investing activities:
  Purchase of property and equipment........................    (1,469)    (1,631)    (1,116)
  Proceeds from fixed asset disposals.......................        --         70        240
  Cash paid for acquisitions, net of cash acquired..........    (9,834)    (5,471)   (11,471)
  Proceeds from disposal of discontinued operations.........        --         --        640
                                                              --------   --------   --------
     Net cash used in investing activities..................   (11,303)    (7,032)   (11,707)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................        --     62,742         18
  Restricted cash held in escrow............................    (1,616)     1,616         --
  Repayment of notes payable converted from Series B
     preferred stock........................................    (1,550)        --         --
  Preferred stock dividends.................................        (1)      (331)        --
  Exercise of stock options and warrants....................         1        926         --
  Repayment of various notes payable........................    (4,434)    (2,875)    (2,533)
  Proceeds from (repayment of) Fleet Facility, net..........    (9,750)        --         --
  Proceeds from borrowing under Wachovia Facility...........    15,242     19,012     12,442
  Repayment of borrowings under Wachovia Facility...........        --    (31,329)    (8,048)
  Repayment of preferred stock..............................        --     (7,918)        --
  Issuance of Series C convertible preferred stock..........     2,961         --         --
  Issuance of Series D redeemable preferred stock and
     warrants...............................................     7,197         --         --
  Issuance (repayment) of Tranche A notes and warrants......    13,000    (13,000)        --
  Payment of loan costs for refinancing.....................    (2,803)        --         --
                                                              --------   --------   --------
     Net cash provided by financing activities..............    18,247     28,843      1,879
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........       708     11,275     (7,569)
Cash and cash equivalents at beginning of period............       185        893     12,168
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $    893   $ 12,168   $  4,599
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $  2,066   $  3,467   $  1,961
                                                              ========   ========   ========
Non cash investing and financing activities:
  Conversion of Series B preferred stock to notes payable...  $  1,550   $     --   $     --
                                                              ========   ========   ========
  Expiration of fair value put feature upon initial public
     offering...............................................  $     --   $ 22,712   $     --
                                                              ========   ========   ========
  Conversion of preferred stock to common stock.............  $     --   $  8,859   $     --
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

  (A) BUSINESS AND BASIS OF PRESENTATION

     o2wireless Solutions, Inc. and subsidiaries (formerly Clear Holdings, Inc. and subsidiaries) -- (the "Company") is headquartered in Atlanta, Georgia. The Company provides comprehensive integrated network solutions to all sectors of the global wireless telecommunications industry. This comprehensive end-to-end solution enables the Company to address the current and emerging network infrastructure requirements of their customers. These solutions enable its customers to plan, design, deploy and maintain their wireless networks. The Company also offers business planning and consulting services to wireless telecommunications industry participants.

     The telecommunications market is characterized by significant risks as a result of changes in economic conditions, changes in technology, outsourcing of telecommunications networks, consolidation of equipment vendors and other significant factors. The Company's ability to manage future expansion, personnel levels and third-party subcontractors is critical to achieving profitability. Changes in technology, economic conditions or the loss of one or more of the Company's key customers, among other factors, could have a material adverse effect on the Company's financial position and results of operations. The consolidated financial statements include the financial statements of o2wireless Solutions, Inc. and its wholly owned subsidiaries from the respective dates of acquisition. All significant inter-company accounts or balances have been eliminated in consolidation.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company has substantially reduced overhead costs through reduction in employment levels and began efforts to consolidate its physical locations in the first quarter of 2001. In addition, the Company has completed the sale of a non-core business unit, Specialty Drilling, Inc. Based on these actions and the Company's current strategic business plan, management believes the Company's existing liquidity and capital resources will be sufficient to satisfy its cash requirements for the next 12 months. There are no assurances that such actions will ensure cash sufficiency through fiscal 2002 and beyond. The Company may consider additional options, which include, but are not limited to, forming strategic partnerships or alliances, selling other assets or business units, or obtaining additional financing.

  (B) CONTRACT REVENUE AND COST RECOGNITION

     The Company offers its network planning, design and deployment services on either a fixed price or a time and materials basis, with scheduled deadlines for completion times. Revenue on time and materials contracts is recognized as services are rendered. Revenue on fixed price contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, in each period expenses are recognized as incurred and revenue is recognized based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenues recognized in a given period depend on the costs incurred for individual projects and the estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Estimated costs to complete a project are based on many factors. Accordingly, the final project cost may vary from the original estimate. Certain project costs can vary significantly from original estimates which may lead to significant fluctuations in actual gross margin compared to projected margins. As a result, gross margins in future periods may be significantly reduced, and in some cases, a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the year ended December 31, 2001, revenues from fixed-price contracts accounted for approximately 75% of total revenues.

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

     Contract costs include all direct materials, compensation and benefits, living and travel expenses, payments to third-party sub-contractors and other direct project-related expenses, in addition to allocations of indirect overhead. Cost of revenues excludes down-time for direct compensation and benefits and training not required for a specific job. Selling, general and administrative costs are charged to expense as incurred.

     Costs and estimated earnings in excess of billings on uncompleted contracts, represents revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings in excess of revenues recognized.

  (C) CASH EQUIVALENTS

     The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

  (D) INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the average cost method for all inventories. The inventories are primarily composed of raw materials for use in the manufacture of tower lighting systems.

  (E) PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Significant additions which extend lives are capitalized. Normal maintenance and repair costs are expensed as incurred.

  (F) GOODWILL

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, has been amortized on a straight-line basis over the expected period of benefit, ranging from 5-10 years. The Company assesses the recoverability of its intangible goodwill assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. As a result of the assessment carried out at September 30, 2001, the Company reduced the carrying value of goodwill related to the assets of specific business units, recording a goodwill write-down of $4.8 million.

  (G) OTHER INTANGIBLE ASSETS

     Other intangible assets represent wireless tower design rights, which are amortized on a straight-line basis primarily over five years.

  (H) DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company engages in activities that expose it to various market risks, including the effects of changes in interest rates. This financial exposure is managed as an integral part of the Company's risk management

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES program, which seeks to reduce the potentially adverse effect that the volatility in market interest rates may have on operating results. The Company currently maintains an interest rate swap agreement, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. The Company assesses, both at inception and on an ongoing basis, whether the interest rate swap agreement is highly effective in offsetting changes in cash flows of the hedged items.

  (I) ORGANIZATION COSTS

     Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"), which requires that start-up costs be expensed as incurred.

     Adoption of SOP 98-5 required the write-off of $121,000 in 1999, related to previously capitalized and unamortized organization costs.

  (J) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

  (K) INCOME TAXES

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

  (L) STOCK OPTION PLANS

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

  (M) EARNINGS (LOSS) PER SHARE

     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings (loss) per share is determined by dividing net earnings (loss) applicable to common stockholders by the weighted average common shares outstanding during the period.

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

Diluted earnings (loss) per share reflects the effects of potentially dilutive securities and other common stock equivalents. Due to losses applicable to common stockholders, potentially dilutive securities and other common stock equivalents are not included in the computation of diluted per share amounts as the effects would be anti-dilutive. Potential weighted average shares of common stock excluded from the computation of diluted per share amounts because their effects would be anti-dilutive approximated 17,452,000, 11,893,000, and 4,734,000 for the years ended December 31, 1999, 2000, and 2001.

  (N) COMMON STOCK PUT WARRANTS

     Common stock put warrants issued by the Company allowed the holders to sell back to the Company at fair value any stock purchased under the warrants at various dates in accordance with the respective agreements, subject to a maximum redeemable value of approximately $22.7 million. Accordingly, the warrants were considered liabilities and recorded at fair value in the accompanying consolidated balance sheets. The fair value of the warrants was determined using the Black-Scholes pricing model. Any changes in fair value of the liability during the period were recorded as components of the results of operations. The put feature on all common stock put warrants expired during 2000. Accordingly, the liability was reclassified to stockholders' equity.

  (O) USE OF ESTIMATES

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

  (P) COMPREHENSIVE INCOME (LOSS)

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income or loss and its components in a full set of financial statements. Comprehensive income or loss consists of net income or loss and all other gains and losses that are excluded from net income by current accounting standards, and is presented in the statement of stockholders' equity. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations. As discussed in Note 9(c) "Interest rate swap agreements", the Company recorded other comprehensive income of $114,000 during 2001 related to a change in value of the effective portion of its interest rate swap agreement. The Company had no other comprehensive income for the years ended December 31, 2000 or 2001.

  (Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying amounts reported for the Company's line of credit and notes payable to banks approximate their fair value because the underlying instruments bear interest at rates and terms comparable to current terms offered to the Company for instruments of similar risk. The fair values of affiliate notes payable are not estimable due to their related party nature.

  (R) SEGMENT REPORTING

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES products, services, geographic areas, and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates and manages its business as a single segment.

  (S) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141"), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company adopted SFAS 141 as of July 1, 2001. The adoption of SFAS 141 did not have a material effect on the financial position or results of the operations of the Company.

     In June 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairment of those assets. SFAS 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. The Company will adopt SFAS 142 beginning January 1, 2002 upon which time the Company will cease amortizing goodwill in accordance with the guidelines set forth in the standard.

     In August 2001, FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Companies are required to adopt SFAS 143 in the first fiscal year beginning after June 15, 2002. Adoption of SFAS 143 is not currently expected to have a material impact on our results of operations.

     In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 will be effective for the Company beginning January 1, 2002. The Company is evaluating the effects of this new accounting standard, however the Company does not anticipate any material effect on its financial statements.

  (T) RECLASSIFICATIONS

     Certain reclassifications of year-to-date and prior year amounts have been made to conform to current year presentation.

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

2.  ACQUISITIONS

     The following is a summary of the details of acquisitions made by the Company over the three year period ending December 31, 2001:

     (A) CELL TECH

          In January 1999, the Company purchased all of the issued and outstanding shares of Cell Tech, a Charlotte, North Carolina based company, for a total initial purchase price of $1.7 million. The initial purchase price consisted of $1.4 million in cash and $299,000 of acquisition costs. An earn-out payment of up to $5.0 million subject to certain adjustments as defined in the purchase agreement, was required. The Company accrued an additional $4 million of goodwill for this earn-out payment as of December 31, 1999, based on management's estimate of the amount to be paid.

          On May 24, 2000 the Company paid $400,000 in cash and issued a promissory note in the amount of $4.1 million to the sellers in settlement of the earn-out and accordingly increased goodwill by $500,000 (note 8). The note bears interest at the prime rate and is payable in eight equal quarterly installments plus interest beginning on July 1, 2000.

          The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included since January, 1999.

          The fair values of the assets purchased and the liabilities assumed in the Cell Tech acquisition are set forth below: (in thousands of dollars)

Current assets..............................................   $2,213
Property and equipment......................................       45
Goodwill....................................................      177
Liabilities assumed.........................................     (750)
                                                               ------
Initial purchase price of Cell Tech.........................   $1,685
                                                               ======

     (B) TWR GROUP

          In November, 1999, the Company purchased all of the issued and outstanding shares of TWR Group, Houston, a group of Texas based companies, for an initial purchase price of $10.1 million. The initial purchase price consisted of $9.9 million in cash and $181,000 of acquisition costs. An earn-out payment of up to $3.3 million may be required based on the excess of EBITDA of the TWR Group, over $3.5 million if any, for the fiscal year ended December 31, 1999. As of December 31, 2001, the Company, based on management's best estimate, has accrued approximately $1.7 million for the potential earn-out payment, which has been recorded to goodwill. An additional deferred payment of $2.3 million was also accrued as of December 31, 2000, and charged to goodwill. This amount was paid one-third in cash and two-thirds in common stock of the Company, in January 2001. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included since November 1999.

          All future earn-out and additional payments, if any, will be recorded as additional goodwill.

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

          The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values determined by the Company as set forth below: (in thousands of dollars)

Current assets..............................................   $ 7,263
Property and equipment......................................     2,157
Initial Goodwill............................................     6,286
Liabilities assumed.........................................    (5,617)
                                                               -------
Initial purchase price of TWR Group.........................   $10,089
                                                               =======

     (C) MTG

          Also in November 1999, the Company purchased substantially all of the assets and liabilities of MTG, a Phoenix, Arizona based company, for an initial purchase price of $269,000. The initial purchase price consisted of $200,000 in cash, and $69,000 of acquisition costs. An earn-out payment based on the excess of fiscal year 2000 EBITDA over a predetermined amount is payable the first year following closing. The earn-out is payable in common stock of the Company. The Company continues to negotiate with the seller but currently estimates that no earn-out will be paid.

          The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included since November, 1999.

          Any future payments will be recorded as additional goodwill.

          The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values determined by the Company as set forth below:

Current assets..............................................   $   441
Property and equipment......................................        10
Goodwill....................................................     1,557
Liabilities assumed.........................................    (1,739)
                                                               -------
Initial purchase price of MTG...............................   $   269
                                                               =======

     (D) COMMUNICATION CONSULTING SERVICES, INC.

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

Current assets..............................................   $1,114
Property and equipment......................................       67
Goodwill....................................................    1,487
Liabilities assumed.........................................     (324)
                                                               ------
Initial purchase price of CCS...............................   $2,344
                                                               ======

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

     (E) WIRELESS SITES DEVELOPMENT, INC.

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

          The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values determined by the Company as set forth below:

Current assets..............................................   $ 58
Property and equipment......................................     39
Goodwill....................................................    266
Liabilities assumed.........................................    (53)
                                                               ----
Initial purchase price of WSD...............................   $310
                                                               ====

     (F) CARDINAL ENGINEERING GROUP

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

Goodwill....................................................   $182
                                                               ----
Purchase price of Cardinal Engineering......................   $182
                                                               ====

     (G) HAF LIMITED

          In December 2000, the Company purchased substantially all of the issued and outstanding Share Capital of HAF Limited, a United Kingdom based company, for a purchase price of $4.3 million. The purchase price consisted of $2.9 million in cash, $805,000 in common stock of the Company, a note payable for $450,000 (note 8) and $121,000 of acquisition costs.

          The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included since December 2000.

          The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values determined by the Company as set forth below: (thousands of dollars)

Current assets..............................................   $  389
Goodwill....................................................    4,155
Liabilities assumed.........................................     (243)
                                                               ------
Purchase price of HAF.......................................   $4,301
                                                               ======

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

     (H) YOUNG & ASSOCIATES, INC.

          In January 2001, the Company purchased substantially all of the issued and outstanding Share Capital of Young & Associates Inc, a San Diego based company, (Y&A) for a purchase price of $12.2 million. The purchase price consisted of $9.7 million in cash, $2.3 in common stock of the Company, and $194,000 of acquisition costs.

          The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included since January 2001.

          The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values determined by the Company as set forth below: (thousands of dollars)

Current assets..............................................   $ 3,201
Property and equipment......................................        41
Initial Goodwill............................................    12,225
Liabilities assumed.........................................    (3,257)
                                                               -------
Purchase price of Y&A.......................................   $12,210
                                                               =======

          Unaudited pro forma results of operations (in thousands, except per share data) for the years ended December 31, 2000 and 2001, assuming the 2000 and 2001 acquisitions occurred as of January 1, 2000 are as follows:
     (in thousands of dollars)

                                                                2000       2001
                                                              --------   --------
Revenues....................................................  $153,541   $117,336
Loss before extraordinary items and cumulative effect of
  change in accounting principle applicable to common
  stockholders..............................................   (11,432)   (28,034)
Net loss applicable to common stockholders..................   (21,874)   (28,034)
Net loss per share applicable to common stockholders........  $  (1.41)  $  (1.01)
                                                              ========   ========

3.  RESTRUCTURING

     During the first quarter of 2001, the Company initiated a restructuring plan to streamline its operations and reduce its cost structure. As part of the restructuring plan, which consisted primarily of a workforce reduction, closure of certain offices and the consolidation of certain facilities, the Company recorded restructuring charges totaling approximately $1.1 million. During the year ended December 31, 2001 approximately $734,000 in costs were paid related to this restructuring.

     Workforce reduction was the main focus of the restructuring. Employee headcount has declined from 770 employees at December 31, 2000 to 573 employees at December 31, 2001. Excluding the addition of 53 employees hired in connection with the acquisition of Young & Associates, Inc. in January 2001, this represents a reduction of 250 employees or approximately 30% of the Company's workforce. The reductions took place in all sectors of operations and at all levels of staff including management. The Company recorded approximately $124,000 to expense for severance and other termination benefits related to the workforce reduction.

     Additionally, the Company closed several regional offices including our offices in Scottsdale, AZ, Memphis, TN, Dallas TX, and Greenville, SC. Remaining costs provided for in the restructuring reserve totaled $366,000 at December 31, 2001.

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

4.  DISCONTINUED OPERATIONS

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

     Revenues from Specialty Drilling, Inc. were approximately $170,000 and $1.2 million for the years ended December 31, 2001 and December 31, 2000 respectively. Net loss attributed to Specialty Drilling Inc. was approximately $196,000 and $127,000 for the years ended December 31, 2001 and December 31, 2001, respectively.

     The components of net assets of discontinued operations included in the Consolidated Balance Sheet at the time of sale were as follows (in thousands):

Cash........................................................   $  9
Receivables, net............................................    159
Retainage receivable........................................     27
Prepaid expenses............................................      3
Property and equipment, net.................................    669
Accounts Payable............................................    (20)
                                                               ----
                                                               $847
                                                               ====

5.  CONTRACTS IN PROGRESS

     The Company's costs, earnings, and billings on uncompleted contracts at December 31, 2000 and 2001 are as follows: (in thousands of dollars)

                                                                2000       2001
                                                              --------   --------
Costs incurred on uncompleted contracts.....................  $ 71,135   $ 69,547
Estimated earnings..........................................    28,939     22,206
Less billings to date.......................................   (89,685)   (77,434)
                                                              --------   --------
  Total.....................................................  $ 10,389   $ 14,319
                                                              ========   ========
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $ 14,137   $ 15,456
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................    (3,748)    (1,137)
                                                              --------   --------
  Total.....................................................  $ 10,389   $ 14,319
                                                              ========   ========

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

6.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2000 and 2001: (in thousands of dollars)

                                                     DEPRECIABLE LIFE
                                                         IN YEARS        2000      2001
                                                     ----------------   -------   -------
Land...............................................          --         $   117   $   117
Buildings..........................................          40             979       982
Leasehold improvements.............................         4-5             472       669
Vehicles...........................................         3-7           1,741     1,620
Furniture, fixtures, and equipment.................        3-10           3,616     4,550
                                                                        -------   -------
  Total property and equipment.....................                       6,925     7,938
Less accumulated depreciation......................                      (2,643)   (3,961)
                                                                        -------   -------
  Net property and equipment.......................                     $ 4,282   $ 3,977
                                                                        =======   =======

7.  INTANGIBLE ASSETS

     Intangible assets at December 31, 2000 and 2001 consist of the following (in thousands of dollars):

                                                         ESTIMATED
                                                        USEFUL LIVES
                                                          IN YEARS      2000      2001
                                                        ------------   -------   -------
Goodwill, net of accumulated amortization of $4,026
  and $9,962 for 2000 and 2001, respectively..........      5-10       $26,971   $28,749
Tower design rights, net of accumulated amortization
  of $463 and $613 for 2000 and 2001, respectively....         5           287       138
                                                                       -------   -------
                                                                       $27,258   $28,887
                                                                       =======   =======

     As a result of the Company's continuing assessment of the recoverability of its intangible goodwill assets, during the quarter ended September 30, 2001, the Company reduced the carrying value of goodwill related to the assets of specific business units recording a goodwill write-down of $4.8 million. The Company continues to monitor the performance of its acquisitions and, due to the change in the economic environment in the telecommunications sector, further reductions to previously recorded goodwill related to certain acquisitions may be required if future operating cash flows for previously acquired operations are not achieved.

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

8.  AFFILIATES NOTES PAYABLE

     Affiliates notes payable consist of the following at December 31, 2000 and 2001: (in thousands of dollars)

                                                               2000     2001
                                                              ------   ------
Note payable, resulting from the acquisition of Cell Tech
  (note 2). The note, which bears interest at the prime rate
  (4.75% at December 31, 2001), is payable in 8 quarterly
  installments of $513 plus interest, beginning on July 1,
  2000 .....................................................  $3,076   $1,027
Note payable, resulting from the acquisition of Wireless
  Sites Development Inc., (note 2). The note, which accrued
  interest at 10.00% was payable in 36 monthly installments
  of $7 plus interest, beginning on October 1, 2000. The
  balance outstanding on the note was paid in full in
  August, 2001 .............................................     226       --
Note payable, resulting from the acquisition of HAF Limited,
  (note 2). The note, which bears interest at prime rate
  plus 2 percent is payable in 12 monthly installments of
  $23 plus interest beginning on February 1, 2002...........     450      275
                                                              ------   ------
Total notes payable to affiliates...........................  $3,752   $1,302
Less current portion of notes payable to affiliates.........  $2,126   $1,279
                                                              ------   ------
Long term notes payable to affiliates.......................  $1,626   $   23
                                                              ======   ======

     Required principal repayments on the affiliate notes payable are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2002........................................................   $1,279
2003........................................................       23
                                                               ------
                                                               $1,302
                                                               ======

9.  OTHER LONG-TERM INDEBTEDNESS

     The Company's long-term indebtedness at December 31, 2000 and 2001 is comprised of the following: (in thousands of dollars)

                                                               2000     2001
                                                              ------   ------
Bank revolving line of credit(a)............................  $2,925   $7,318
Notes payable on vehicle and equipment purchases(b).........     710      635
                                                              ------   ------
Total long-term debt........................................   3,635    7,953
Less current portion of long-term debt......................    (176)    (451)
                                                              ------   ------
Long-term indebtedness......................................  $3,459   $7,502
                                                              ======   ======

  (A) BANK CREDIT FACILITIES

     The Company has a credit facility with Wachovia Bank, N.A. the "Wachovia Facility" that was initially composed of the following: (a) a $10.5 million term loan; (b) an $11.5 million revolving working capital facility; and (c) a $3 million acquisition loan facility. At December 31, 1999, $4.7 million was outstanding under the revolving working capital facility. On July 17, 2000 the Company increased its credit facility with Wachovia by $10 million. In August, 2000, the Company repaid all amounts outstanding under the Wachovia Facility with the proceeds from the Company's initial public offering. At that time, the Company wrote off the

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES remaining capitalized loan costs of $2.6 million relating to this facility. This amount was recorded as an extraordinary item. On September 29, 2000 the Company amended the Wachovia Facility. The new facility consisted entirely of a $35 million revolving loan facility. The maximum amount that could be borrowed under the revolving credit facility was limited to a multiple of trailing earnings before income taxes, depreciation and amortization (EBITDA). Accordingly the Company's ability to borrow under this facility was contingent upon EBITDA. All loans are payable in full on November 1, 2004.

     Effective October 2, 2001 the Company amended the Wachovia Facility, N.A as agent and reduced the amount available under the facility from $35 million to the lesser of (a) $15 million or (b) a pre-defined borrowing base determined by Eligible Receivables. Accordingly, the Company's ability to borrow under the facility is contingent upon gross receivables, based on a pre-defined borrowing base. The credit facility is due November 1, 2004 and bears interest based on LIBOR plus a margin of up to 3.75%. The interest rate was 7% at December 31, 2001. The line of credit is secured by substantially all of the Company's business assets, is guaranteed by the Company's subsidiaries and is senior to approximately $2.6 million of subordinated indebtedness. The terms of the credit agreement include several covenants and restrictions including but not limited to those discussed herein. The terms of the credit agreement require maintenance of specified levels of earnings (loss) before income taxes, depreciation and amortization (EBITDA). In addition, the Company is required to provide the lenders with periodic budgets, financial statements and periodic reports and filings. Additionally, the Company is restricted in the amount of payments to holders of seller notes. The covenants also limit the Company's ability to sell its assets outside the ordinary course of business, merge with or acquire other businesses. In addition, the Company is limited in capital expenditures that can be incurred during a given period. If the Company continues to experience losses, it could be in violation of the covenants in its credit facility in the future. At December 31, 2001 the Company had capacity to borrow up to $12.9 million under the credit facility and at that date it had $7.3 million in outstanding borrowings. See Note 15 "Subsequent events" for a discussion of the Third Amendment to Credit Agreement.

     As of December 31, 2000, the weighted average interest rate was 7%.

  (B) NOTES PAYABLE

     In addition to the credit facilities and affiliate notes payable, the Company also has various notes payable arising from vehicle and equipment purchases. These notes bear interest at varying rates, require monthly installments of principal and interest, and are secured by vehicles and equipment.

     The aggregate maturities of the Company's long-term indebtedness are as follows: (in thousands of dollars)

                                                          NOTES    REVOLVING LINE
YEAR ENDING DECEMBER 31,                                 PAYABLE     OF CREDIT      TOTAL
------------------------                                 -------   --------------   ------
2002...................................................   $451         $   --       $  451
2003...................................................    105          7,318          105
2004...................................................     53             --        7,371
2005...................................................     25             --           25
Thereafter.............................................     --             --           --
                                                          ----         ------       ------
  Total................................................   $635         $7,318       $7,953
                                                          ====         ======       ======

  (C) INTEREST RATE SWAP AGREEMENT

     The Company has entered into an interest rate swap agreement with its senior lender in accordance with its loan agreement, which has been classified as a cash flow hedge. The interest rate swap agreement allows the Company to swap interest rate payments from a floating rate of LIBOR to a fixed interest payment of

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

7.25% on a notional principal of $12.5 million and will be in effect until January 2003. Changes in the fair value of the interest rate swap agreement are recognized in other comprehensive income or loss until such point that the interest rate swap no longer qualifies for hedge accounting, at which point, the gain (loss) reported is reported as a component of interest expense.

10.  INCOME TAXES

     The Company files a consolidated income tax return with its majority-owned subsidiaries. The components of the income tax provision (benefit) for the three years ended December 31, 1999 through 2001 are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               1999     2000    2001
                                                              -------   ----   ------
Current:
  Federal...................................................  $    --   $ --   $   --
  State.....................................................       12    161       --
  Foreign...................................................       --     --       --
                                                              -------   ----   ------
                                                                   12    161       --
                                                              -------   ----   ------
Deferred:
  Federal...................................................   (1,304)   591    2,285
  State.....................................................     (105)   135      335
  Foreign...................................................       --     --       --
                                                              -------   ----   ------
                                                               (1,409)   726    2,620
                                                              -------   ----   ------
     Total..................................................  $(1,397)  $887   $2,620
                                                              =======   ====   ======

     Income tax expense (benefit) is included in the Consolidated Statement of Operations as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      2000      2001
                                                           -------   -------   ------
Continuing operations....................................  $(1,226)  $ 3,099   $2,620
Extraordinary items......................................     (171)   (2,212)      --
Discontinued operations..................................       --        --       --
                                                           -------   -------   ------
     Total...............................................  $(1,397)  $   887   $2,620
                                                           =======   =======   ======

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

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

     As a result of the above transaction, the components of deferred income tax expense (benefit) for the year ended December 31, 2000 are presented below:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2000
                                                               ------------
Increase in 2000 net deferred income tax asset..............      $ (879)
Stock compensation tax benefit credit to Additional Paid-in
  Capital...................................................       1,605
                                                                  ------
Deferred income tax expense per Consolidated Statement of
  Operations................................................      $  726
                                                                  ======

     A reconciliation of the expected income tax expense (benefit) from continuing operations (based on the Federal statutory rate of 34%) to the actual income tax expense (benefit) for the three years ended December 31, 2001 is as follows (in thousands of dollars):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      2000      2001
                                                          -------   -------   -------
Computed "expected" tax provision (benefit).............     (396)   (2,662)   (8,374)
Nondeductible goodwill amortization and impairment
  charges...............................................      114       523     2,213
Common stock put warrant charges........................       --     4,651        --
Other nondeductible items...............................      104       389       202
State income taxes, net of Federal benefit..............      (61)      241      (893)
Change in valuation allowance...........................     (942)       --     9,802
Other, net..............................................      (45)      (43)     (330)
                                                          -------   -------   -------
Provision (benefit) for income taxes....................  $(1,226)  $ 3,099   $ 2,620
                                                          =======   =======   =======

     The income tax effect of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities at December 31, 2000 and 2001 is presented below (in thousands of dollars):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2000     2001
                                                              ------   -------
Deferred income tax assets:
  Net operating loss carryforwards..........................  $1,985   $ 5,667
  Allowance for doubtful accounts...........................      79     1,308
  Amortization of goodwill..................................     400     1,605
  Other, net................................................     417       924
                                                              ------   -------
     Total gross deferred income tax asset..................   2,881     9,933
  Less: valuation allowance.................................      --    (9,920)
                                                              ------   -------
     Deferred income tax assets.............................   2,881        13
Deferred income tax liabilities:
  Differences in the book and tax bases of depreciable
     assets.................................................     (86)      (13)
  Deferred compensation.....................................    (175)       --
                                                              ------   -------
Net deferred income tax assets..............................  $2,620   $    --
                                                              ======   =======

     The valuation allowance for deferred income tax assets as of December 31, 1999, 2000 and 2001 was $0, $0 and $9,920, respectively. The net change in the total valuation allowance for the years ended December 31,

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

1999, 2000 and 2001 was an increase (decrease) of ($942), $0, and $9,920, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be recognized. The ultimate realization of deferred income tax assets is dependent upon the generation of future table income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these criteria, management has decided to record a full valuation allowance against net deferred income tax assets as of December 31, 2001.

     At December 31, 2001, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of approximately $14.5 million that are available to offset future taxable income, if any, through 2021.

11.  COMMITMENTS AND CONTINGENCIES

  (A) RELATED PARTY LEASES

     During December 1999, the Company entered into an agreement with a member of senior management for the rental of its Northeast regional office. The lease is classified as an operating lease and provides for minimum annual rentals of $129,000 through 2004, with an option for annual extensions. Lease expense incurred under this agreement in 1999, 2000 and 2001 was approximately $11,000, $135,000 and $160,000 respectively.

     In November 1999, the Company entered into an agreement with the former owner of an acquired subsidiary for the rental of its Southwest regional office. The lease is classified as an operating lease and provides for annual rentals of up to $192,000 through 2002, with an option for annual extensions. Lease expense incurred in 1999 under this agreement was approximately $14,000, in 2000 was approximately $154,000 while in 2001 it was $192,000.

     In February 1998, the Company entered into an agreement with a principal stockholder for the rental of its corporate headquarters. The lease is classified as an operating lease and provides for annual rentals of approximately $182,000 through May 2003. The lease allows for cancellation after three years with 180 days' notification. Lease expense was approximately $182,000, $167,000, and $206,000 in 1999, 2000, and 2001, respectively.

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

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

     The following summarizes the approximate future minimum lease payments under all non-cancelable related and unrelated party operating lease agreements:
(in thousands of dollars)

YEAR ENDING DECEMBER 31,
------------------------
2002........................................................  $2,357
2003........................................................   1,110
2004........................................................     643
2005........................................................     221
2006........................................................       5
                                                              ------
          Total.............................................  $4,336
                                                              ======

     Total lease expense for 1999, 2000 and 2001 approximated $809,000, $2.2 million, and $3.1 million, respectively.

  (B) LEGAL MATTERS

     In the normal course of business, the Company is subject to certain administrative proceedings and litigation. The following is a brief summary of two proceedings currently pending.

     On November 20, 1997, the Company agreed to issue warrants to purchase shares of the Company's common stock to a corporation in consideration for services rendered in connection with the issuance of the Company's Class A Preferred Stock. By virtue of a transaction closed on November 20, 1997, and a subsequent stock split, the number of warrants to be issued was 298,562. Each warrant enabled the holder to purchase one share of common stock for $1.81. The warrants were to expire five years from the issuance date. The estimated value of the warrants was $20,652, at the time of the November 1997 transaction, and was included in the issuance costs of the Class A Preferred Stock. Although the Company believes its obligation to the aforementioned corporation was resolved by an arbitration proceeding decided January 3, 2000, the matter was disputed by the corporation and the matter was again submitted to arbitration. During the third quarter of 2001, an arbitration panel determined that the Company should pay $489,600 to the corporation subject to appeal. During 2001, the Company recognized $641,000 in expense, which includes the expected cost of the award along with associated defense costs incurred to date. Following negotiation between the parties, on March 19, 2002, a settlement agreement was reached whereby the Company agreed to pay the corporation $553,775 in cash, of which $103,775 has been paid. The remainder of the settlement amount will be paid over a period of nine months.

     On November 7, 2000, a suit was filed against the Company and two officers of the Company, (as well as a third individual not affiliated with the Company), asserting that the defendants engaged in a conspiracy to pursue frivolous litigation against the plaintiff, to threaten further litigation and to interfere with the business relations of the plaintiff and that agents of the Company acting to benefit the Company committed acts of fraud against, and violated fiduciary duties to the plaintiff. The Complaint was later amended to reflect that the plaintiff had lost by jury verdict in related litigation in Georgia concerning a sale of a 30 MHz PCS license for Honolulu and to seek a declaratory judgment that claims by the Company to be reimbursed for legal fees expended in connection with that suit are without merit. An additional amendment to the Complaint, filed in August 2001, abandoned plaintiff's claim for interference with business relations and added a subsidiary of the Company as a defendant. The Company believes that the claims are without merit and is vigorously defending all claims against it. In management's opinion, the outcome of the foregoing proceeding will not materially affect the financial position and results of the Company.

  (C) CONTRACT REVENUES RECEIVABLE

     On February 9, 2001, o2wireless obtained a Promissory Note from South Carolina Phone, LLC for the sum of approximately $6.1 million, to cover payment for goods and services provided by the Company to the

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES issuer during 2000. This Note was paid in full on November 2, 2001. The original amount of approximately $6.1 million was included in accounts receivable on the financial statements at December 31, 2000.

12.  STOCK OPTIONS

     The Company's 1998 Stock Option Plan (the "Plan") was adopted by the Board of Directors on July 10, 1998. The Plan was subsequently amended and restated on May 25, 2000. Under the Plan, the Company can grant incentive and nonqualified options to directors, officers, and employees. The Company also increased the number of shares authorized for issuance under the Plan to 1,511,825. During 2000, the Company increased the number of shares of common stock authorized for issuance under the Plan to 2.65 million and in 2001, the Company further increased the number of shares available to 6.2 million. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the common stock on the grant date. For qualified incentive stock options granted to a Ten Percent Owner, the purchase price shall not be less than 110% of the fair market value of the common stock on the grant date. Options granted under the Plan have a vesting period of up to five years and expire five years after vesting, or earlier under certain conditions. As of December 31, 2001, 4,642,560 options were outstanding under the Plan.

     At various dates in June and July 1999, the Company repriced 791,595 options from exercise prices of $1.89 and $2.49 to $1.14 per share. All of these options were exercised prior to August 16, 2000.

     Stock option activity, including options granted to officers outside of the Plan, for the years ended December 31, 1999, 2000, and 2001 is as follows:

                                                                          APPROXIMATE
                                                           NUMBER OF    WEIGHTED-AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at December 31, 1998.........................   1,453,305        $0.68
Granted..................................................     654,550         1.55
Forfeited................................................    (484,576)        0.23
Exercised................................................        (530)        1.14
                                                           ----------        -----
Outstanding at December 31, 1999.........................   1,622,749         1.16
Granted..................................................   1,591,616         8.12
Forfeited................................................    (126,992)        5.97
Exercised................................................  (1,015,364)        0.91
                                                           ----------        -----
Outstanding at December 31, 2000.........................   2,072,009         6.35
Granted..................................................   2,913,625         2.61
Forfeited................................................    (333,004)        8.04
Exercised................................................     (10,070)        2.12
                                                           ----------        -----
Outstanding at December 31, 2001.........................   4,642,560        $3.83
                                                           ==========        =====

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

     The following table summarizes information concerning stock options outstanding as of December 31, 2001:

                                                         APPROXIMATE
                     RANGE OF           WEIGHTED-         WEIGHTED-    EXERCISABLE    WEIGHTED-
                   APPROXIMATE     AVERAGE CONTRACTUAL     AVERAGE        AS OF        AVERAGE
       SHARES        EXERCISE        REMAINING LIFE       EXERCISE     DECEMBER 31,   EXERCISE
     OUTSTANDING      PRICES           (IN YEARS)           PRICE          2001         PRICE
     -----------  --------------   -------------------   -----------   ------------   ---------
       3,215,497  $ 1.14 -  2.56           9.5             $ 1.86       1,133,559      $ 1.78
         193,886    3.40 -  5.78           8.7               3.71         123,057        3.49
         819,550    6.10 - 11.51           8.8               7.14         506,100        6.40
         413,627   12.00 - 21.56           9.3              12.59         149,120       12.38
     -----------  --------------           ---             ------       ---------      ------
       4,642,560  $ 1.14 - 21.56           9.1             $ 3.83       1,911,836      $ 3.94
     ===========  ==============           ===             ======       =========      ======

     Disclosures of pro forma net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock option grants under the fair value method of that statement. The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1999      2000      2001
                                                            -------   -------   -------
Risk free interest rate...................................     6.33%     9.50      6.33%
Volatility................................................        0       120       137%
Dividend Yield............................................        0         0         0
Expected life in years....................................  5 years   5 years   5 years

     For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period, which includes actual vesting entitlements during the year. The weighted-average fair value of options granted during 1999, 2000 and 2001 was $0.27, $6.75, and $2.61, respectively.

     The Company's pro forma net loss and loss per share using the fair value based method of accounting of SFAS No. 123 is as follows: (in thousands of dollars)

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1999      2000       2001
                                                          -----   --------   --------
Pro forma net loss......................................  $(505)  $(16,822)  $(29,446)
Pro forma basic and diluted loss per share applicable to
  common stockholders...................................  (0.16)     (1.52)     (1.06)

     The effect on net loss and loss per share may not be indicative of the effects in future years as options vest over several years and the Company continues to grant stock options to new employees.

13.  WARRANTS

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

                   O2WIRELESS SOLUTIONS INC. AND SUBSIDIARIES

14.  SEGMENT AND CUSTOMER INFORMATION

     The Company operates and manages its business as a single segment. The Company provides comprehensive integrated network solutions to service providers in the wireless telecommunications industry.

     The following is a summary of revenues by geographic area. Revenue from external customers is based on selling location: (in thousands of dollars)

                                                         UNITED
                                                         STATES    OTHER    CONSOLIDATED
                                                        --------   ------   ------------
Year ended December 31, 1999..........................  $ 47,794   $  837     $ 48,631
Year ended December 31, 2000..........................  $136,202   $4,164     $140,366
Year ended December 31, 2001..........................  $112,815   $4,521     $117,336

     For the year ended December 31, 1999, revenues from three unaffiliated customers totaled approximately 36% of revenues. For the year ended December 31, 2000, revenues from two unaffiliated customers totaled approximately 30% of revenues. For the year ended December 31, 2001, revenues from two customers totaled approximately 30% of revenues. There were no other unaffiliated individual customers that accounted for more than 10% of total revenues in 1999, 2000 or 2001.

15.  SUBSEQUENT EVENTS (UNAUDITED)

  BARAN GROUP, LTD.

     On February 26, 2002, the Company announced that it has entered into a nonbinding letter of intent with Baran Group, Ltd. ("Baran"), a diversified engineering services and construction firm based in Tel Aviv, Israel.

     Pursuant to the transaction envisioned under the letter of intent, Baran will acquire 100% of the issued and outstanding capital stock of the Company in exchange for approximately 1.858 million Baran ordinary shares, representing 19% of the outstanding Baran ordinary shares, and $7.6 million in cash. Under the terms of the letter of intent, each of the Company's shareholders would receive approximately .060934 Baran shares and $.25 for each share of the Company's stock that they hold. The closing of the acquisition is subject to the execution of a definitive merger agreement, the approval of the Company's shareholders and certain other customary conditions. The parties intend to enter into a definitive merger agreement as soon as practicable. In connection with transaction, Baran intends to list its shares on the NASDAQ National Market.

     If, while the letter of intent is in effect, the Company breaches certain exclusivity obligations or accepts another acquisition proposal, Baran will be entitled to receive a termination fee of $2 million. In addition, the Company's acceptance of an alternative acquisition proposal will result in Baran obtaining an option to purchase up to 5,559,609 shares of the Company's common stock at an exercise price of $0.90 per share.

  THIRD AMENDMENT TO CREDIT AGREEMENT

     Effective March 22, 2002 the Company amended its syndicated credit agreement with Wachovia Bank, N.A as agent and reduced the amount available under the credit facility from the lesser of (a) $15.0 million or (b) a pre-defined borrowing based determined by Eligible Receivables to the lesser of
(a) $13.0 million or (b) a pre-defined borrowing based determined by Eligible Receivables. The Eligible Receivables balance excludes certain accounts receivable from EBITDA covenant calculations. Accordingly, the ability to borrow under the facility is contingent upon gross receivables, based on a pre-defined borrowing base. The credit facility's maturity was shortened from November 1, 2004 to June 30, 2003, and it bears interest based on LIBOR plus a margin of up to 3.75%.

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                               ADDITIONS
                                                       -------------------------
                                                        BALANCE AT    CHARGED TO                 BALANCE
                                                       BEGINNING OF   COSTS AND                 AT END OF
YEAR ENDED                                                PERIOD       EXPENSES    DEDUCTIONS    PERIOD
----------                                             ------------   ----------   ----------   ---------
                                                                         (IN THOUSANDS)
December 31, 1999:
  Allowance for Doubtful Accounts...................       $106           766           --          872
  Income Tax Valuation Allowance....................        942            --         (942)          --
December 31, 2000:
  Allowance for Doubtful Accounts...................       $872           615         (675)         812
  Income Tax Valuation Allowance....................         --            --           --           --
December 31, 2001:
  Allowance for Doubtful Accounts...................       $812         2,544           --        3,356
  Income Tax Valuation Allowance....................         --         9,920           --        9,920