Form 10-K405/A
period 2001-12-31
O2WIRELESS SOLUTIONS INC
filed 2002-04-03
CIK 1113529

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

    [X]      AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO
             SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934



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

     The number of shares outstanding of the registrant's common stock, as of March 15, 2002: 27,937,737 shares of $.0001 par value common stock.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 21, 2002 are incorporated by reference in response to Part III of this Report with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item I.
     THE FOLLOWING ITEM IS AMENDED: ITEM 8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment No. 1 to the o2wireless Solutions, Inc. Form 10-K for the year ended December 31, 2001 is being filed for the purpose of (i) correcting a computation error contained in the December 31, 2001 column of the "Quarterly Operating Results" on page 28 of the 10-K; (ii) clarifying the scope of the audit in the initial paragraph of the Independent Auditors' Report to include
Schedule II -- Consolidated Valuation and Qualifying Accounts and (iii) correcting the totals in the maturity table contained in Note 9(b) to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed with this Amendment No. 1 to Form 10-K beginning on page F-1:

     Independent Auditors' Report

     Consolidated Balance Sheets -- December 31, 2000 and 2001

     Consolidated Statements of Operations -- Years ended December 31, 1999,
      2000 and 2001

     Consolidated Statements of Stockholders' Equity -- Years ended December 31,
      1999, 2000 and 2001

     Consolidated Statements of Cash Flows -- Years ended December 31, 1999,
      2000 and 2001

     Notes to Consolidated Financial Statements

     Schedule II -- Consolidated Valuation and Qualifying Accounts

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

                                                                   QUARTER ENDED
                                                                  (IN THOUSANDS)
                              ---------------------------------------------------------------------------------------
                              MARCH 31,   JUNE 30,   SEP. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEP. 30,   DEC. 31,
                                2000        2000       2000       2000       2001        2001       2001       2001
                              ---------   --------   --------   --------   ---------   --------   --------   --------
STATEMENTS OF OPERATIONS
  DATA:
Revenues....................  $ 26,224    $30,419    $37,011    $45,440     $30,338    $27,828    $28,176    $30,994
Cost of revenues............    18,465     21,740     26,170     32,330      24,241     22,221     21,542     24,432
Gross profit................     7,759      8,679     10,841     13,110       6,097      5,607      6,634      6,562
SG&A expenses...............     4,594      5,845      7,242      9,468       9,526      7,469      8,024      9,355
Operating (loss) income.....     2,285      1,808      2,591      2,468      (6,478)    (3,809)    (8,796)    (4,392)
Total other (expense)
  income....................   (14,772)    (1,290)      (639)      (279)       (173)       (80)      (573)      (329)
(Loss) income before income
  tax.......................   (12,487)       518      1,952      2,189      (6,651)    (3,889)    (9,369)    (4,721)
Income tax (benefit)
  expense...................       519        250      1,908        422          --         --         --      2,620
Extraordinary items.........        --         --     (4,294)        --          --         --         --         --
Net (loss) income...........   (13,048)       256     (4,223)     1,667      (7,435)    (3,889)    (9,369)    (7,341)
Net (loss) income per common
  share:
  Basic.....................  $  (1.88)   $ (0.03)   $ (0.56)   $  0.06     $ (0.27)   $ (0.14)   $ (0.34)   $ (0.26)
  Diluted...................  $  (1.88)   $ (0.03)   $ (0.56)   $  0.05     $ (0.27)   $ (0.14)   $ (0.34)   $ (0.26)
AS A PERCENTAGE OF REVENUES:
Revenues....................     100.0%     100.0%     100.0%     100.0%      100.0%     100.0%     100.0%     100.0%
Cost of revenues............      70.5%      71.4%      70.6%      71.3%       79.9%      79.9%      76.5%      78.8%
Gross profit (loss).........      29.5%      28.6%      29.4%      28.7%       20.1%      20.1%      23.5%      21.2%
SG&A expenses...............      17.5%      19.3%      19.5%      20.9%       31.4%      26.8%      28.5%      30.2%
Operating (loss) income.....       8.7%       5.9%       7.0%       5.4%      (21.4)%    (13.7)%    (31.2)%    (14.2)%
Total other (expense)
  income....................     (56.3)%     (4.2)%     (1.7)%     (0.6)%      (0.6)%     (0.3)%     (2.0)%     (1.1)%
Income (loss) before income
  tax.......................     (49.6)%      0.9%       0.1%       3.9%      (21.9)%    (14.0)%    (33.3)%    (15.2)%
Income tax (benefit)
  expense...................       2.0%       0.8%       5.2%       0.9%         --         --         --        8.5%
Extraordinary items.........        --         --         --      (11.6)%        --         --         --         --
Net (loss) income...........     (49.8)%      0.8%     (11.4)%      3.7%      (24.5)%    (14.0)%    (33.3)%    (23.7)%

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, in the City of Atlanta, State of Georgia on April 3, 2002.

                                          O2WIRELESS SOLUTIONS, INC.

                                          By:     /s/ MURRAY L. SWANSON
                                            ------------------------------------
                                                     Murray L. Swanson
                                               President and Chief Executive
                                                           Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
23.1      --   Consent of KPMG LLP with respect to the consolidated
               financial statements of o2wireless Solutions, Inc. and
               subsidiaries.

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
O2WIRELESS SOLUTIONS, INC. AND SUBSIDIARIES
Independent Auditors' Report................................        F-2
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................        F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 2000 and 2001..........................        F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 2000 and 2001..............        F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000 and 2001..........................        F-6
Notes to Consolidated Financial Statements..................        F-8
Schedule II -- Consolidated Valuation and Qualifying
  Accounts..................................................       F-28

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
o2wireless Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of o2wireless Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of December 31, 2000 and 2001 and for the years in the three-year period ended December 31, 2001 as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of o2wireless Solutions, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein, as of December 31, 2000 and 2001, and for the years in the three-year period ended December 31, 2001.

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

     As of December 31, 2001, the weighted average interest rate was 7%.

  (B) NOTES PAYABLE

     In addition to the credit facilities and affiliate notes payable, the Company also has various notes payable arising from vehicle and equipment purchases. These notes bear interest at varying rates, require monthly installments of principal and interest, and are secured by vehicles and equipment.

     The aggregate maturities of the Company's long-term indebtedness are as follows: (in thousands of dollars)

                                                          NOTES    REVOLVING LINE
YEAR ENDING DECEMBER 31,                                 PAYABLE     OF CREDIT      TOTAL
------------------------                                 -------   --------------   ------
2002...................................................   $451         $   --       $  451
2003...................................................    105          7,318        7,423
2004...................................................     54             --           54
2005...................................................     25             --           25
Thereafter.............................................     --             --           --
                                                          ----         ------       ------
  Total................................................   $635         $7,318       $7,953
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