Form 10-Q
period 2002-03-31
O2WIRELESS SOLUTIONS INC
filed 2002-05-20
CIK 1113529

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
March 31, 2002	0-31295

O2WIRELESS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2467466

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

440 Interstate North Parkway, Atlanta, Georgia	30339

(Address of principal executive offices)	(Zip Code)

770-763-5620

(Registrant’s telephone number, including area code)

Not applicable

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

     Yes    [X]                     No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value per share	27,937,737 shares

Class	Outstanding at May 20, 2002

O2WIRELESS SOLUTIONS, INC.
FORM 10-Q
MARCH 31, 2002

		Page
PART I -	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets (unaudited) as of December 31, 2001 and March 31, 2002	3
	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2001 and 2002	5
	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2001 and 2002	6
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	25
PART II -	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	26
SIGNATURES		27
EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

o2wireless Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2001	2002

ASSETS
Current Assets:
Cash and cash equivalents	$4,599	$3,960
Contract revenues receivable, net of allowance for doubtful accounts of $3,356 and $4,043 at December 31, 2001 and March 31, 2002, respectively	24,833	20,627
Costs and estimated earnings in excess of billings on uncompleted contracts	15,456	14,595
Inventories, net of obsolescence reserve of $446 at December 31, 2001 and March 31, 2002,	3,434	3,758
Other current assets	2,413	2,478

Total Current Assets	50,735	45,418

Property and equipment, net of accumulated depreciation of $3,961 and $4,318 at December 31, 2001 and March 31, 2002, respectively	3,977	3,707
Goodwill, net	28,775	—
Other intangible assets, net	112	100
Other assets	178	158

	$83,777	$49,383

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Affiliate notes payable, current portion	$1,279	$696
Current portion of other indebtedness	451	120
Accrued earn-out	1,650	1,650
Accounts payable	9,580	6,755
Accrued expenses	9,409	9,154
Line of credit	—	9,418
Billing in excess of costs and estimated earnings on uncompleted contracts	1,137	686
Other current liabilities	375	130

Total Current Liabilities	23,881	28,609

Affiliate notes payable, less current portion	23	—
Other long-term indebtedness, less current portion	7,502	462
Other long-term liability	674	490

Total Liabilities	32,080	29,561

Redeemable preferred stock:
Class A redeemable convertible preferred stock, $.01 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Series C redeemable convertible preferred stock, no par value; 75,000 shares authorized; no shares issued or outstanding	—	—
Series D senior redeemable preferred stock, no par value; 100,000 shares authorized; no shares issued or outstanding	—	—

	—	—

Stockholders’ equity:
Serial preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 27,937,737 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	3	3
Additional paid-in capital	101,823	101,688
Deferred stock compensation	(368)	(193)
Accumulated other comprehensive loss	(114)	(78)
Accumulated deficit	(49,647)	(81,598)

Total stockholders’ equity	51,697	19,822

	$83,777	$49,383

See accompanying notes to unaudited consolidated financial statements

o2wireless Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2001	2002

Revenues	$30,338	$24,059
Operating expenses:
Cost of revenues	24,241	20,419
Selling, general, and administrative expenses	9,526	6,387
Restructuring charge	1,100	423
Restructuring credit	—	(314)
Depreciation	344	411
Goodwill amortization	1,605	—
Goodwill impairment	—	28,753

Operating loss	(6,478)	(32,020)
Other income (expense):
Interest income	235	3
Interest expense	(422)	(228)
Other	14	10

Loss from continuing operations before income taxes	(6,651)	(32,235)
Income tax expense	—	—

Loss from continuing operations	(6,651)	(32,235)
Discontinued operations:
Loss from discontinued operations net of tax	(196)	—
(Loss) gain on disposal of discontinued operations net of tax	(588)	284

Net loss	$(7,435)	$(31,951)

Earnings per share data:
Loss per common share:
Continuing operations:
Basic and diluted:	$(0.24)	$(1.15)

Discontinued operations:
Basic and diluted	$(0.03)	$0.01

Net loss per common share:
Basic and diluted	$(0.27)	$(1.14)

Weighted-average common shares outstanding:
Basic and diluted	27,746,888	27,937,737

See accompanying notes to unaudited consolidated financial statements

o2wireless Solutions, Inc. and subsidiaries

Consolidated Statements of Cash Flows
(In thousands, except per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2001	2002

Cash flows from operating activities:
Net loss from continuing operations	$(6,651)	$(32,235)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	1,949	411
Goodwill impairment	—	28,753
Amortization of deferred stock-based compensation	193	175
Changes in operating assets and liabilities:
Contract revenues receivable	10,636	4,206
Costs and estimated earnings in excess of billings on uncompleted contracts	(100)	861
Inventories	(526)	(324)
Other current assets	(477)	(65)
Other assets	(61)	20
Accounts payable	(4,464)	(2,825)
Accrued expenses	1,376	(265)
Billings in excess of cost and estimated earnings on uncompleted contracts	(1,244)	(451)
Other current liabilities – financing activity	—	7,418
Long-term liability	—	(7,603)

Net cash provided by (used in) continuing operating activities	631	(1,924)

Discontinued operations:
Loss from discontinued operations	(196)	—
(Loss) gain on disposal of discontinued operations	(588)	284
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	14	(284)

Net cash used in discontinued operating activities	(770)	—

Net cash used in operating activities	(139)	(1,924)

Cash flows used in investing activities:
Purchase of property and equipment	(290)	(89)
Cash paid for acquisitions, net	(10,944)	—

Net cash used in investing activities	(11,234)	(89)

Cash flows from financing activities:
Exercise of stock options and warrants	14	—
Repayment of various notes payable	(525)	(626)
Proceeds from borrowing under credit facility	11,164	2,000

Net cash provided by financing activities	10,653	1,374

Net decrease in cash and cash equivalents	(720)	(639)
Cash and cash equivalents at beginning of period	12,168	4,599

Cash and cash equivalents at end of period	$11,448	$3,960

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$375	$228

See accompanying notes to unaudited consolidated financial statements

o2wireless Solutions Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1)	Summary of Significant Accounting Policies and Procedures

a)	Organization, Basis of Presentation and Liquidity

     o2wireless Solutions, Inc. and subsidiaries (formerly Clear Holdings, Inc. and subsidiaries) – (the “Company”) is headquartered in Atlanta, Georgia. The Company provides comprehensive integrated network solutions to all sectors of the global wireless telecommunications industry. This comprehensive end-to-end solution enables the Company to address the current and emerging network infrastructure requirements of its customers. These solutions enable its customers to plan, design, deploy and maintain their wireless networks. The Company also offers business planning and consulting services to wireless telecommunications industry participants.

     The accompanying consolidated financial statements as of March 31, 2002, and for the three month periods ended March 31, 2001 and 2002 are unaudited and have been prepared by management. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. The consolidated balance sheet data for December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim operating results are not necessarily indicative of operating results for the entire year. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 which includes information and disclosures not included herein. All significant inter-company accounts or balances have been eliminated upon consolidation.

     The telecommunications market is characterized by significant risks as a result of changes in economic conditions, changes in technology, outsourcing of telecommunications networks, consolidation of equipment vendors and other significant factors. The Company’s ability to effectively manage its operations, personnel levels and third-party subcontractors is critical to achieving profitability. Changes in technology, adverse economic or industry conditions or the loss of one or more of the Company’s key customers, among other factors, could have a material adverse effect on the Company’s financial position and results of operations.

     At March 31, 2002 the Company was in breach of covenants established under its credit facility with Wachovia Bank N.A. The Company has been granted a waiver from Wachovia for 90 days to enable the Company to arrange an alternative source of credit. The Company has executed an amendment to its credit agreement with Wachovia which provides for repayments aggregating $650,000 over the period ending August 15, 2002 and the conversion of the facility into a term loan with a maturity of August 15, 2002. As a result the Company has reclassified the amount outstanding on its line of credit from long-term liabilities to current liabilities. The Company is in active discussions with another financial institution to provide a substitute for the Wachovia credit facility. Based on our current cash and cash equivalents, we would not have sufficient resources to repay our indebtedness under the credit facility. Although management believes that it will be able to arrange an alternative credit facility within the waiver period, there can be no assurance given that the alternative facility will be available.

     The Company has incurred net losses in each of its last two fiscal years and had an accumulated deficit of approximately $82 million as of March 31, 2002. The Company anticipates that it may continue to incur operating losses for the foreseeable future.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. The Company has substantially reduced overhead costs through reduction in employment levels and is continuing to consolidate its physical locations. Based on these actions, the performance of the Company’s current strategic business plan which assumes the infusion of additional capital or long term debt and assuming that the Company can obtain an alternative source of credit, management believes the Company’s liquidity and capital resources will be sufficient to satisfy its cash requirements for the remainder of 2002. However, if the Company cannot achieve the operating performance contained in its strategic business plan or obtain an alternative source of credit, may not have sufficient financing to continue its operations. In addition, there are no assurances that such actions will ensure cash sufficiency through fiscal 2003 and beyond. The Company may consider additional options, which include, but are not limited to, forming strategic partnerships or alliances or selling other assets or business units.

     Based on certain triggering events the Company incurred a goodwill impairment loss of approximately $28.8 million during the quarter ended March 31, 2002. See footnote 1(e).

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

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Effective January 1, 2001, the Company adopted SFAS No. 133 which requires that all derivatives be recognized on the balance sheet at their fair value.

     The Company engages in activities that expose it to various market risks, including the effects of a change in interest rates. This financial exposure is managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility in interest rates may have on operating results. The Company currently maintains an interest rate swap, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. The Company assesses, both at inception and on an ongoing basis, whether the interest rate swap is highly effective in offsetting changes in cash flows of the hedged items.

     The Company has entered into an interest rate swap agreement with its senior lender in accordance with its loan agreement, which has been classified as a cash flow hedge. The interest rate swap agreement allows the Company to swap interest rate payments from a floating rate of LIBOR to a fixed interest payment of 7.25% on a notional principal of $12.5 million and will be in effect until January 2003. Changes in the fair value of the interest rate swap agreement are recognized in other comprehensive income or loss until such point that the interest rate swap no longer qualifies for hedge accounting, at which point, the gain (loss) reported is reported as a component of interest expense. During 2001, the Company recognized a comprehensive loss of $200,000 on the interest rate swap agreement. During the three month period ended September 30, 2001, the Company repaid $5 million on its line of credit with the result that its line of credit fell below the notional principal of $12.5 million. Thus the interest rate swap agreement no longer qualifies for hedge accounting and therefore for the quarter ended March 31, 2002 the Company recorded to interest expense a $184,000 decrease in the fair value of the swap agreement. The fair value of the interest rate swap agreement was approximately $674,000 and $490,000 at December 31, 2001 and March 31, 2002, respectively.

d)	Comprehensive Income (Loss)

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income or loss and its components in a full set of financial statements. Comprehensive income or loss consists of net income or loss and all other gains and losses that are excluded from net income by current accounting standards. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s position or results of operations. As discussed above in Note (c), during 2001 the Company recognized a comprehensive loss on its interest rate swap agreement of $200,000. The Company had no other comprehensive income or loss for the three-month periods ended March 31, 2001 or March 31, 2002.

e)	Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141”), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company adopted SFAS 141 as of July 1, 2001. The adoption of SFAS 141 did not have a material effect on the financial position or results of the operations of the Company.

     In June 2001, FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairment of those assets. SFAS 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. The Company adopted SFAS 142 beginning January 1, 2002 upon which time the Company ceased amortizing goodwill in accordance with the guidelines set forth in the standard.

     During the first quarter of 2002, as a result of recent economic triggering events, the Company performed an impairment review of its goodwill and recorded a $28.8 million pre-tax charge for the impairment of goodwill. The charge reflects continued declines in the telecommunications sector along with the current depressed market price for the Company’s common stock and is reflected as an operating expense in the accompanying consolidated financial statements as the impairment analysis was performed as a result of current period events, not attributable to the transition provisions of SFAS 142.

     In August 2001, FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Companies are required to adopt SFAS 143 in the first fiscal year beginning after June 15, 2002. Adoption of SFAS 143 is not currently expected to have a material impact on the Company’s results of operations.

     In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 became effective for the Company beginning January 1, 2002. Adoption of SFAS 144 has not had any material effect on the Company’s financial statements.

2)	Restructuring

     During the first quarter of 2002 the Company implemented a restructuring plan to further streamline operations and cost structure to reflect the slowdown in the telecommunications sector and the decline in revenues it has experienced. As part of the restructuring plan, which consists primarily of a workforce reduction, closure of certain offices and the consolidation of certain facilities, the Company anticipates recording a restructuring charge of approximately $2.0 million over the first two quarters of 2002. During the three months ended March 31, 2002, the Company recorded a charge of approximately $423,000 of which $283,000 was paid during that period. The Company anticipates recording an additional restructuring charge of approximately $1.5 million during the three months ended June 30, 2002.

     Workforce reduction is the main focus of the restructuring. Employee headcount has been reduced from 573 employees at December 31, 2001 to 413 employees at April 30, 2002, representing a reduction of 160 employees or approximately 28% of the Company’s workforce. The reductions took place in all sectors of operations and at all levels of staff including management. The Company recorded approximately $223,000 for severance and other termination benefits related to the workforce reduction during the three month period ended March 31, 2002.

     Additionally, as part of the restructuring, the Company is closing certain regional offices.

     During the first quarter of 2001, the Company also implemented a restructuring plan at which time it took a restructuring charge totaling approximately $1.1 million. As of March 31, 2002 approximately $786,000 in costs were paid relating to this restructuring. The Company now believes it has incurred and paid all costs associated with that restructuring. Hence, during the three months ended March 31, 2002, the Company recorded a restructuring credit for the remaining unused liability of approximately $314,000 related to that initial charge.

3)	Discontinued Operations

     On April 12, 2001 the Company sold substantially all of the assets of Specialty Drilling, Inc. During the quarter ended March 31, 2001 the Company provided for approximately $784,000 in losses from discontinued operations and losses on disposal of discontinued operations. As of March 31, 2002, approximately $500,000 in losses had been incurred and paid. The Company does not believe there are any additional losses to be paid and hence it is reversing the remaining $284,000 of the provision during the quarter ended March 31, 2002.

4)	Segment and Customer Information

     The Company operates and manages its business as a single segment. The Company provides comprehensive integrated network solutions to service providers in the wireless telecommunications industry. The following is a summary of revenues by geographic area. (in thousands) :

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2001	2002

U.S.	$28,593	$23,343
Foreign	1,745	716

Consolidated	$30,338	$24,059

5)	Legal Matters

     In the normal course of business, the Company is subject to certain administrative proceedings and litigation. The following is a summary of two proceedings currently pending.

     On November 20, 1997, the Company agreed to issue warrants to purchase shares of the Company’s common stock to a corporation in consideration for services rendered in connection with the issuance of the Company’s Class A Preferred Stock. By virtue of a transaction closed on November 20, 1997, and a subsequent stock split, the number of warrants to be issued was 298,562. Each warrant enabled the holder to purchase one share of common stock for $1.81. The warrants were to expire five years from the issuance date. The estimated value of the warrants was $20,652, at the time of the November 1997 transaction, and was included in the issuance costs of the Class A Preferred Stock. Although the Company believed its obligation to the aforementioned corporation was resolved by an arbitration proceeding decided January 3, 2000, the matter was disputed by the corporation and the matter was again submitted to arbitration. During the third quarter of 2001, an arbitration panel determined that the Company should pay $489,600 to the corporation subject to appeal. During 2001, the Company recognized $641,000 in expense, which includes the expected cost of the award along with associated defense costs incurred to date. Following negotiation between the parties, on March 19, 2002, a settlement agreement was reached whereby the Company agreed to pay the corporation $553,775 in cash, of which $153,775 has been paid. The remainder of the settlement amount will be paid over a period of eight months.

     On November 7, 2000, a suit was filed against the Company and two officers of the Company, (as well as a third individual not affiliated with the Company), asserting that the defendants engaged in a conspiracy to pursue frivolous litigation against the plaintiff, to threaten further litigation and to interfere with the business relations of the plaintiff and that agents of the Company acting to benefit the Company committed acts of fraud against, and violated fiduciary duties to the plaintiff. The Complaint was later amended to reflect that the plaintiff had lost by jury verdict in related litigation in Georgia concerning a sale of a 30 MHz PCS license for Honolulu. An additional amendment to the Complaint, filed in August 2001, abandoned plaintiff’s claim for interference with business relations and added a subsidiary of the Company as a defendant. The Company vigorously defended all claims against it. Agreement has been reached that all claims against the Company will be dismissed with prejudice in connection with the resolution of related disputes between parties to two other lawsuits to which the Company is not a party. In management’s opinion, the outcome of the foregoing proceeding will not materially affect the financial condition and results of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “believe,” “project,” “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend.” Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include, but are not limited to, general economic conditions, competition in the wireless services industry, demand for outsourced wireless network services, the Company’s ability to manage its operations effectively, the Company’s ability to maintain and increase revenues while controlling costs, the Company’s ability to retain its customers and attract new business, fluctuations in quarterly operating results, and other uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings. The section entitled “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2001, discusses some additional important factors that could cause the Company’s actual results to differ materially from those in such forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

     The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q and the information contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

     During the past few years, we acquired certain strategically positioned companies in order to create an integrated telecommunications services company with depth and expertise in wireless and wireline technologies and a broad geographical presence. All of our acquisitions have been accounted for under the purchase method of accounting. Aggregate goodwill for all of our acquisitions from 1997 to 2001 is approximately $44.2 million which, prior to December 31, 2001, was generally being amortized on a straight-line basis over 5 to 10 years, the expected period of benefit. Effective January 1, 2002, with the adoption of FAS 142 the Company is no longer amortizing goodwill on these acquisitions but evaluating the carrying value of the goodwill on an annual basis or as required if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value.

     During the first quarter of 2002, as a result of recent economic triggering events the Company performed an impairment review of its goodwill and recorded a $28.8 million pre-tax charge for the impairment of goodwill. The charge reflects declines in the telecommunications sector along with the current depressed market price for the Company’s common stock and is reflected as an operating expense in the accompanying financial statements.

     We generally offer our network planning, design and deployment services on either a fixed-price or a time-and-materials basis, with scheduled deadlines for completion times, that is, on a time-certain basis. Revenue on time and-materials contracts is recognized as services are rendered. We recognize revenues for our fixed-price contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, in each period we recognize expenses as they are incurred, and we recognize revenues based on a comparison of the current costs incurred for the project to the then estimated total costs of the project.

     Accordingly, the revenues we recognize in a given quarter depend primarily on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Our estimated costs for a project are based on many factors. Accordingly, the final project’s cost may vary from the original estimate. Certain project costs can vary significantly from original estimates, which may lead to significant fluctuations in actual gross margin compared to projected margins. If in any period we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, gross margins in such period and in future periods may be significantly reduced, and in some cases, a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the three months ended March 31, 2002, revenues from our fixed-price contracts accounted for approximately 75% of our total revenues. Our contracts are typically structured with milestone events that dictate the timing of payments to us from our customers. Accordingly, there may be a significant delay between the date we record revenues and the date we receive payment from our customers. During our planning process, we divide projects into deliverables, which enables us to better understand the costs associated with each of the components and minimize the risks of exceeding our initial estimates.

     Our customers include wireless carriers, equipment vendors, tower companies and broadband carriers. We have derived, and believe that we will continue to derive a significant portion of our revenues from a limited number of customers. For the three months ended March 31, 2002, we derived 62% of our revenues from our top five customers. Our business was obtained from multiple departments within these organizations. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not use our services in a subsequent period.

     Due to the recent downturn in financial markets in general, and specifically within the telecommunications industry, many of our customers are having trouble obtaining necessary capital resources which are required to fund the expansion of their businesses (e.g. telecom network deployments and upgrades). The current volatility of the financial markets and economic slowdown in the U.S. and internationally has also intensified the uncertainty experienced by many of our customers, who are finding it increasingly difficult to predict demand for their products and services. As a result, many of our customers may continue to slow and postpone the deployment of new wireless networks and the development of new technologies and products, which may continue to reduce the demand for our services. Some of our customers have recently cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed. Based on the Company’s assessment of the expected collectibility of various receivables, it was determined to add $687,000 to our allowance for doubtful accounts during the quarter ending March 31, 2002.

     Our net contract revenue receivables have continued to decrease in absolute dollars from $24.8 million at December 31, 2001 to $20.6 million at March 31, 2002. This reflects the slowdown in revenues for the period along with a concerted effort to reduce the balance of outstanding receivables. This has resulted in a reduction of our days sales outstanding (DSO’s), from 79 days at December 31, 2001 to 77 days at March 31, 2002. Our costs and estimated earnings in excess of billings decreased from $15.5 million at December 31, 2001 to $14.6 million at March 31, 2002. This represented an increase from 45 days to 55 days. This increase represents a delay in billing certain large projects as billing milestones had not been achieved.

     Our cost of revenues includes direct materials, compensation and benefits, living and travel expenses, payments to third-party sub-contractors and other direct project-related expenses, in addition to allocation of indirect overhead. Cost of revenues excludes down-time for direct compensation and benefits and training not required for a specific job. As of March 31, 2002 we had 377 employees working on contracted projects.

     Selling, general and administrative expenses include compensation and benefits, facilities expenses and other expenses not related directly to projects. All unassigned employees and related costs are charged to selling, general and administrative expenses along with training costs associated with new hires.

     Depreciation and amortization expenses include depreciation on our furniture, fixtures and equipment and in prior years, amortization related to our acquisitions.

     Interest expense is primarily related to interest on notes payable to related parties and our bank facility. It also includes adjustments to the valuation of the interest rate swap agreement.

     Prior to our initial public offering in August 2000, we granted options to certain of our employees at exercise prices below our initial public offering price of $12.00 per share, which resulted in a total future compensation expense of approximately $1.9 million to be recognized over the vesting period of the options. A majority of the aggregate expense amount has been recognized over the past two fiscal years. Of this aggregate amount, approximately $49,000 was expensed during the three months ended March 31, 2002 as a component of selling general and administrative expenses.

Critical Accounting Policies

     We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact our results include:

Contract Revenue and Cost Recognition

     The Company offers its network planning, design and deployment services on either a fixed price of a time and materials basis, with scheduled deadlines for completion times. Revenue on time and materials contracts is recognized as services are rendered. Revenue on fixed price contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, in each period expenses are recognized as incurred and we recognize revenue based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenues we recognize in a given period depend on the costs we have incurred for individual projects and the estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Estimated costs to complete a project are based on many factors. Accordingly, the final project cost may vary from the original estimate. Certain project costs can vary significantly from original estimates which may lead to significant fluctuations in actual gross margin compared to projected margins. As a result, gross margins in future periods may be significantly reduced, and in some cases, a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Restructuring

     During the first quarter of 2002, the Company implemented a restructuring plan to further streamline its operations and cost structure to reflect the slowdown in the telecommunications sector and the decline in revenues it has experienced. As part of the restructuring plan, which consists primarily of a workforce reduction, closure of certain offices and the consolidation of certain facilities, the Company anticipates recording a restructuring charge of approximately $2.0 million over the first two quarters of 2002. During the three months ended March 31, 2002, the Company recorded a charge of approximately $423,000 of which approximately $283,000 was paid during that period. The Company anticipates recording an additional restructuring charge of approximately $1.5 million during the three months ended June 30, 2002.

     Workforce reduction is the main focus of the restructuring. Employee headcount has been reduced from 573 employees at December 31, 2001 to 413 employees at April 30, 2002, representing a reduction of 160 employees or approximately 28% of the Company’s workforce. The reductions took place in all sectors of operations and at all levels of staff including management. The Company recorded approximately $223,000 during the three month period ended March 31, 2002 for severance and other termination benefits related to the workforce reduction.

     Additionally, as part of the restructuring, the Company is closing certain offices.

     During the first quarter of 2001, the Company also implemented a restructuring plan at which time it took a restructuring charge totaling approximately $1.1 million. As of March 31, 2002 approximately $786,000 in costs were paid relating to this restructuring. The Company now believes it has incurred and paid all costs associated with that restructuring. Hence, during the three months ended March 31, 2002, the Company recorded a restructuring credit for the remaining unused liability of approximately $314,000 related to that initial charge.

Discontinued Operations

     On April 12, 2001 the Company sold substantially all of the assets of Specialty Drilling, Inc. During the quarter ended March 31, 2001 the Company provided for approximately $784,000 in losses from discontinued operations and losses on disposal of discontinued operations. As of March 31, 2002, approximately $500,000 in losses had been incurred and paid. The Company does not believe there are any additional losses to be paid and hence it is reversing the remaining $284,000 of the provision during the quarter ended March 31, 2002.

     Revenues from Specialty Drilling, Inc. were approximately $170,000 for the three months ended March 31, 2001 while the net loss for the three months ended March 31, 2001 was $196,000.

Results of Operations for the Three Months Ended March 31, 2002

     Revenues. Our revenues decreased 21%, or $6.2 million, from $30.3 million for the three months ended March 31, 2001 to $24.1 million for the three months ended March 31, 2002. The decrease was primarily attributable to the overall decline in network construction activity and the continued reduction or delay of capital expenditures by some of our customers, particularly equipment manufacturers. We do not anticipate any significant increase in revenues in the near future until there is a sustained increase in capital expenditures in the telecommunications sector.

     Cost of Revenues. Our cost of revenues decreased 16% from $24.2 million, or 80% of revenues, for the three months ended March 31, 2001 to $20.4 million, or 85% of revenues for the three months ended March 31, 2002. Gross margin decreased from 20% for the three months ended March 31, 2001 to 15% for the three months ended March 31, 2002. The decrease in 2002 reflected continued pricing pressure in the telecommunications sector, along with unusual costs of approximately $950,000 associated with the closure and clean-up of certain contracts in one of our divisions.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased 33% from $9.5 million, or 31% of revenues, for the three months ended March 31, 2001 to $6.4 million, or 27% of revenues, for the three months ended March 31, 2002. The decrease in both absolute dollars and percentage of sales reflects our continued efforts to reduce selling, general and administrative expenses in line with the decline in revenues. The decrease was offset by a $687,000 increase in our allowance for doubtful accounts during the three months ended March 31, 2002. This reflects the increased risk associated with some of our receivables.

     Depreciation and Amortization. Depreciation and amortization expenses decreased 79% from $1.9 million for the three months ended March 31, 2001 to $411,000 for the three months ended March 31, 2002. This significant decrease is attributable to the adoption of FAS 142 on January 1, 2002, with the result that the Company is no longer amortizing goodwill on acquisitions but evaluating the carrying value of goodwill on an annual basis or as required if an event occurs or circumstances change, that would more likely than not reduce the fair value of the Company below its carrying value. As described previously, the Company recorded a $28.8 million charge for the impairment of its goodwill balance during the first quarter of 2002. This is recorded as an operating expense in the accompanying financial statements as the impairment analysis was performed as a result of current period events, not attributable to the transition provisions of SFAS 142.

     Interest Expense. Interest expense decreased 46% from $422,000 for the three months ended March 31, 2001 to $228,000 for the three months ended March 31, 2002. The primary reason for the decline in interest expense is the $184,000 credit to interest expense for the three months ended March 31, 2002, due to the decline in value of the interest rate swap.

     Other Income (Expense). For the three months ended March 31, 2001, other income was approximately $249,000 as compared to other income of approximately $13,000 for the three months ended March 31, 2002. Other income for the three months ended March 31, 2001 consisted primarily of interest income from our note receivable with South Carolina Phone LLC at that time. That note was paid later in 2001.

     Income Tax Expense. No income tax expense was recorded for the three months ended March 31, 2001, or for the three months ended March 31, 2002.

     Net Loss. Net loss for the three months ended March 31, 2001 was $7.4 million, as compared to net loss of $32.0 million for the three months ended March 31, 2002. The increase in net loss for the three months ended March 31, 2002 is attributable primarily to the impairment charge to goodwill of approximately $28.8 million.

Liquidity and Capital Resources

     Net Cash Used in Operating Activities

     As of March 31, 2002, we had a cash balance of approximately $4.0 million which included approximately $1.7 million of outstanding checks that had not cleared the bank at March 31 ,2002. Since our inception, we have primarily financed our operations through commercial bank borrowings, the issuance of subordinated notes, and the sale of preferred and common stock. Net cash provided by and used in operations is primarily derived from our contracts in process and changes in working capital. Net cash used by operations was approximately $1.9 million for the three months ended March 31, 2002.

     Net Cash Used in Investing Activities

     Net cash used in investing activities was approximately $89,000 for the three months ended March 31, 2002, consisting primarily of capital expenditures to support our operations.

     Net Cash Provided by Financing Activities

     Net cash provided by financing activities for the three months ended March 31, 2002 was approximately $1.4 million. This consisted primarily of $2.0 million borrowed under our revolving credit agreement, offset by repayment of various notes payable of approximately $626,000.

     Contractual Obligations and Commercial Commitments

The following summarizes our future contractual obligations and commercial commitments for the period ending March 31, 2002 (in thousands of dollars):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Line of credit and notes payable	$10,114	$10,114	$—	$—	$—
Capital Lease Obligations	582	120	462	—	—
Operating Leases	3,992	2,130	1,654	208	—

Total Contractual Cash Obligations	$14,688	$12,364	$2,116	$208	$—

     Our only commercial commitment for the period ending March 31, 2002 represented our credit facility which is included above in our line of credit and notes payable balance.

Cash Requirements

     Our cash requirements through the end of fiscal year 2002 are primarily to fund operations, capital expenditures, cash restructuring outlays and debt service agreements.

Sources of Cash

     We currently fund our operations with available cash, cash equivalents and our credit facility. Due to significant cost reduction steps taken in 2001 and early 2002, the performance of the Company’s current strategic business plan and assuming that the Company can obtain an alternative source of credit, management believes the Company’s liquidity and capital resources will be sufficient to satisfy its cash requirements for the remainder of 2002. However, if the Company cannot perform to its strategic business plan or obtain an alternative source of credit, it may not have sufficient financing to continue its operations.

     Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to fund our operations. In addition, our inability to obtain cash may damage our customers’ perceptions of us and our management team and inhibit our ability to sell our services to a customer base which values financial strength and stability.

Credit Facility

     Effective May 20, 2002 we amended our syndicated credit agreement with Wachovia Bank, N.A. as agent and reduced the amount available under the credit facility from the lesser of (a) $13.0 million or (b) a pre-defined borrowing base determined by Eligible Receivables to the lesser of (a) $9.7 million or (b) a pre-defined borrowing base determined by Eligible Receivables. The Eligible Receivables balance excludes certain accounts receivable from EBITDA covenant calculations. Accordingly our ability to borrow under the facility is contingent upon gross receivables, based on a pre-defined borrowing base. In addition the amendment provides for repayments aggregating $650,000 over the period ending August 15, 2002 and the conversion of the facility into a term loan with a maturity of August 15, 2002.

     At March 31, 2002 the Company was in breach of covenants established under its credit facility with Wachovia Bank N.A. The Company has been granted a waiver from Wachovia for 90 days to enable it to arrange an alternative source of credit. The Company has executed an amendment to its credit agreement with Wachovia which provides for repayments aggregating $650,000 over the period ending August 15, 2002 and the conversion of the facility into a term loan with a maturity of August 15, 2002. As a result the Company has reclassified the amount outstanding on its line of credit from long term liabilities to current liabilities. The Company is in active discussions with another financial institution to provide a substitute for the Wachovia credit facility. Based on our current cash and cash equivalents, we would not have sufficient resources to repay our indebtedness under the credit facility. Although management believes that it will be able to arrange an alternative credit facility within the waiver period , there can be no assurance given that an alternative facility will be available.

     The line of credit is secured by substantially all of our business assets, is guaranteed by our subsidiaries and is senior to approximately $1.3 million of subordinated indebtedness. The terms of the credit agreement include several covenants and restrictions including but not limited to those discussed herein. The terms of the credit agreement require maintenance of specified levels of earnings (loss) before income taxes, depreciation, and amortization (EBITDA). In addition, we are required to provide our lenders with periodic budgets, financial statements and periodic reports and filings. Additionally, we are restricted in the amount of payments to holders of seller notes. The covenants also limit our ability to sell our assets outside the ordinary course of business, merge with or acquire other businesses. In addition, we are limited in capital expenditures that can be incurred during a given period. At March 31, 2002, we had capacity to borrow up to an additional $1.4 million under the credit facility and at that date we had $9.4 million in outstanding borrowings. The interest rate was 7% at March 31, 2002.

     The estimates for the periods for which we expect our available cash balances and credit facility to be sufficient to meet our capital requirements are forward-looking statements that involve risks and uncertainties detailed in this report and as set forth under the caption “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001.

Interest Rate Risk

     We are exposed to market risk from changes in interest rates and equity prices that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. We use the term hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. We use derivative financial instruments as risk management tools and not for trading or speculative purposes. We generally do not hedge our credit risk on customer receivables.

     We use a combination of financial instruments, including variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix in a cost-effective manner, we, from time to time, may enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts.

     The Company has entered into an interest rate swap agreement with its senior lender in accordance with its loan agreement, which has been classified as a cash flow hedge. The interest rate swap agreement allows us to swap interest rate payments from a floating rate tied to LIBOR to a fixed interest payment of 7.25% on a notional principal of $12.5 million and will be in effect until January 2003. Changes in the fair value of the interest rate swap agreement are recognized in other comprehensive income or loss until such point that the interest rate swap no longer qualifies for hedge accounting, at which point, the gain (loss) reported is reported as a component of interest expense. In addition, a credit of $184,000 was recorded to interest expense for a reduction in value of the interest rate hedge swap from $674,000 to $490,000.

Recent Developments

     On February 26, 2002, the Company announced that it had entered into a nonbinding letter of intent with Baran Group, Ltd. (“Baran”), a diversified engineering services and construction firm based in Tel Aviv, Israel. Under the terms of the letter of intent, Baran was granted exclusive rights for a period of time to enter into a merger agreement with the Company. That period of time has elapsed without the execution of a definitive merger agreement. While discussions with Baran are continuing, the Company has begun discussions with other parties regarding a potential merger agreement. The Company is seeking additional funding for its day to day operations.

Item 3   Quantitative and Qualitative Disclosures About Market Risk.

     The Company engages in activities that expose it to various market risks, including the effects of a change in interest rates. This financial exposure is managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility for the markets may have on operating results. The Company does not use derivative financial instruments for trading purposes. The Company currently maintains an interest rate swap, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. The Company assesses, both at inception and on an ongoing basis, whether the interest rate swap is highly effective in offsetting changes in cash flows of the hedged items. For more information regarding the Company’s interest rate swap agreement, please see Note 1(c) of “Notes to Consolidated Financial Statements” included in this report.

     At March 31, 2002, we had notes payable to affiliated parties (the “Notes”) of approximately $696,000 with interest payable at a rate equal to 9.5% per annum, which rate shall be adjusted on July 31 and December 31 of each year the Notes remain outstanding to a rate equal to the most recently announced by Citibank, N.A., in the Wall Street Journal as its prime rate of interest.

     Our revolving credit facility bears interest at LIBOR plus a margin of up to 3.75%. Accordingly, changes in LIBOR, which is affected by changes in interest rates in general, will affect the interest rate on our revolving credit facility.

     At March 31, 2002 the Company was in breach of covenants established under its credit facility with Wachovia Bank N.A. The Company has been granted a waiver from Wachovia for 90 days to enable the Company to arrange an alternative source of credit. The Company has executed an amendment to its credit agreement with Wachovia which provides for repayments aggregating $650,000 over the period ending August 15, 2002 and the conversion of the facility into a term loan with a maturity of August 15, 2002. As a result the Company has reclassified the amount outstanding on its line of credit from long-term liabilities to current liabilities. The Company is in active discussions with another financial institution to provide a substitute for the Wachovia credit facility. Based on our current cash and cash equivalents, we would not have sufficient resources to repay our indebtedness under the credit facility. Although management believes that it will be able to arrange an alternative credit facility within the waiver period, there can be no assurance given that an alternative facility will be available.

     We temporarily invest our excess cash in money market funds. Changes in interest rates would not significantly affect the fair value of these cash investments.

PART II. – OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K

(a)	Exhibits

10.7	Employment Agreement dated April 17, 2002 between o2wireless Solutions, Inc and William J. Loughman

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O2WIRELESS SOLUTIONS, INC

Date: May 20, 2002	By:	/s/ Andrew D. Roscoe

Andrew D. Roscoe
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 20, 2002	By:	/s/ Ronald D. Webster

Ronald D. Webster
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)