Form 10-Q
period 2002-06-30
O2WIRELESS SOLUTIONS INC
filed 2002-08-19
CIK 1113529

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
June 30, 2002	0-31295

O2WIRELESS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2467466

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2355 Industrial Park Blvd, Cumming, Georgia	30041

(Address of principal executive offices)	(Zip Code)

678-513-1501

(Registrant’s telephone number, including area code)

440 Interstate North Parkway, Atlanta, Georgia 30339

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

Yes [X]           No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value per share	27,937,737 shares

Class	Outstanding at August 19, 2002

O2WIRELESS SOLUTIONS, INC.
FORM 10-Q
JUNE 30, 2002
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

o2wireless Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$4,528	$4,753
Cash and cash equivalents of discontinued operations	71	121
Contract revenue receivable, net of allowance for doubtful accounts of $3,343 and $4,426 at December 31, 2001 and June 30, 2002, respectively	23,444	12,527
Costs and estimated earnings in excess of billings on uncompleted contracts	15,456	7,324
Inventories, net of obsolescence reserve of $446 and $130 at December 31, 2001 and June 30, 2002, respectively	539	134
Other current assets	2,297	1,889
Other assets of discontinued operations	4,890	4,505

Total current assets	51,225	31,253
Property and equipment, net of accumulated depreciation of $3,807 and $4,119 at December 31, 2001 and June 30, 2002, respectively	3,498	2,431
Goodwill, net	28,775	—
Other intangible assets, net	112	—
Other assets	167	124

	$83,777	$33,808

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Affiliate notes payable, current portion	$1,279	$617
Current portion of other indebtedness	442	106
Accrued earn-out	1,650	1,650
Accounts payable	9,144	2,676
Accrued expenses	9,240	10,013
Line of credit	—	7,655
Working capital loan agreement	—	4,930
Billing in excess of costs and estimated earnings on uncompleted contracts	1,137	158
Other current liabilities	358	572
Liabilities of discontinued operations	631	3,735

Total current liabilities	23,881	32,112
Affiliate notes payable, less current portion	23	—
Other long-term indebtedness, less current portion	7,502	429
Other long-term liabilities	674	—

Total liabilities	32,080	32,541

Redeemable preferred stock:
Class A redeemable convertible preferred stock, $.01 par value; 100,000 shares authorized; no shares issued or outstanding	—	—
Series C redeemable convertible preferred stock, no par value; 75,000 shares authorized; no shares issued or outstanding	—	—
Series D senior redeemable preferred stock, no par value; 100,000 shares authorized; no shares issued or outstanding	—	—

	—	—

Stockholders’ equity:
Serial preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 27,937,737 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	3	3
Additional paid-in capital	101,823	101,630
Deferred stock compensation	(368)	(21)
Accumulated other comprehensive loss	(114)	(57)
Accumulated deficit	(49,647)	(100,288)

Total stockholders’ equity	51,697	1,267

	$83,777	$33,808

See accompanying notes to unaudited consolidated financial statements

o2wireless Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Revenues	$25,006	$10,794	$52,754	$33,371
Operating expenses:
Cost of revenues	20,272	14,332	42,728	33,769
Selling, general, and administrative expenses	6,780	6,124	15,623	11,862
Management fees	—	400	—	400
Merger-related expenses	—	1,124	—	1,124
Restructuring charge	—	3,004	1,100	3,427
Restructuring credit	—	—	—	(314)
Depreciation	322	413	633	760
Intangible amortization	38	155	75	201
Goodwill amortization	1,580	—	3,148	—
Goodwill impairment	—	—	—	28,753

Operating loss	(3,986)	(14,758)	(10,553)	(46,611)
Other income (expense):
Interest income	207	6	442	10
Interest expense	(430)	(448)	(851)	(676)
Other	143	5	157	15

Loss from continuing operations before income taxes	(4,066)	(15,195)	(10,805)	(47,262)
Discontinued operations:
Loss from discontinued operations net of tax — Specialty Drilling, Inc.	0	0	(196)	0
Income (loss) from discontinued operations net of tax — o2wireless Lighting, Inc.	164	(95)	266	(263)
Gain on disposal of discontinued operations net of tax — Specialty Drilling, Inc.	0	0	0	284
Gain on disposal of discontinued operations net of tax — o2wireless Lighting, Inc.	0	(3,400)	(588)	(3,400)

Total discontinued operations	—	(3,495)	(518)	(3,379)

Net loss	$(3,902)	$(18,690)	$(11,323)	$(50,641)

Earnings per share data:
Net loss per common share:
Continuing operations:
Basic and diluted:	$(0.15)	$(0.54)	$(0.39)	$(1.69)
Discontinued operations:
Basic and diluted	$0.01	$(0.13)	$(0.02)	$(0.12)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.67)	$(0.41)	$(1.81)

Weighted-average common shares outstanding:
Basic and diluted	27,937,737	27,937,737	27,842,840	27,937,737

See accompanying notes to unaudited consolidated financial statements

o2wireless Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Six Months ended June 30,

	2001	2002

Cash flows from operating activities:
Net loss from continuing operations	(10,805)	(47,262)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	3,856	962
Goodwill impairment	—	28,753
Amortization of deferred stock-based compensation	389	71
(Gain) loss on disposal of assets	(30)	421
Changes in operating assets and liabilities:
Contract revenues receivable	21,177	10,917
Costs and estimated earnings in excess of billings on uncompleted contracts	2,014	8,132
Inventories	15	404
Other current assets	(1,239)	407
Other assets	85	43
Accounts payable	(6,886)	(6,469)
Accrued expenses	(473)	787
Billings in excess of cost and estimated earnings on uncompleted contracts	(2,543)	(979)
Other liabilities	(1,443)	(706)

Net cash provided by (used in) continuing operating activities	4,117	(4,519)

Discontinued operations:
Gain (loss) from discontinued operations	70	(263)
(Loss) on disposal of discontinued operations	(588)	(3,116)
Adjustment to reconcile loss from discontinued operations to net cash used in discontinued operating activities	(154)	3,728

Net cash (used in) provided by discontinued operating activities	(672)	349

Net cash provided by (used in) operating activities	3,445	(4,170)

Cash flows used in investing activities:
Purchase of property and equipment	(564)	(114)
Cash paid for acquisitions, net	(11,036)	—

Net cash used in continuing investing activities	(11,600)	(114)

Discontinued operations:
Purchase of property and equipment, net	(56)	(10)
Proceeds from disposal of discontinued operations	640	—

Net cash provided by discontinued investing activities	584	(10)

Net cash used in investing activities	(11,016)	(124)

Cash flows from financing activities:
Exercise of stock options and warrants	14	—
Repayment of various notes payable	(1,093)	(666)
Repayment of borrowing under credit facility	—	(1,765)
Proceeds from borrowing under credit facility	11,664	7,000

Net cash provided by continuing financing activities	10,585	4,569

Net increase in cash and cash equivalents	3,014	275
Cash and cash equivalents at beginning of period	12,168	4,599

Cash and cash equivalents at end of period	$15,182	$4,874

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$826	$587

See accompanying notes to unaudited consolidated financial statements

o2wireless Solutions Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1) Summary of Significant Accounting Policies and Procedures

a) Organization, Basis of Presentation and Liquidity

     o2wireless Solutions, Inc. and subsidiaries (formerly Clear Holdings, Inc. and subsidiaries) – (the “Company”) is headquartered in Cumming, Georgia. The Company provides comprehensive integrated network solutions to all sectors of the wireless telecommunications industry. This comprehensive end-to-end solution enables the Company to address the current and emerging network infrastructure requirements of its customers. These solutions enable its customers to plan, design, deploy and maintain their wireless networks. The Company also offers business planning and consulting services to wireless telecommunications industry participants.

     The accompanying consolidated financial statements as of June 30, 2002, and for the three and six months ended June 30, 2001 and 2002 are unaudited and have been prepared by management. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments and reclassifications, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. The consolidated balance sheet data for December 31, 2001 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim operating results are not necessarily indicative of operating results for the entire year. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 which includes information and disclosures not included herein. All significant inter-company accounts or balances have been eliminated upon consolidation.

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

     The Company currently funds its operations with available cash, cash equivalents, and its working capital loan agreement with Baran Group Ltd. (“Baran”) (see Note 7 “Baran Group Ltd. Merger” for further discussion). Due to significant cost reduction steps taken in 2001 and early 2002, continuing efforts to further reduce expenses to reflect diminished revenue opportunity, and proceeds presently expected to be received (see paragraph below) in connection with the Baran working capital loan agreement, the Company presently believes that it will have sufficient cash and cash equivalents to fund its operations pending the closing of the merger with Baran.

     Management presently expects that the proposed merger with Baran (as described in Note 7 “Baran Group Ltd. Merger”) will close during the fourth quarter of the fiscal year ended December 31, 2002. However, Baran has notified the Company that, based upon the results of operations of the Company for the second quarter ended June 30, 2002, the ability of Baran to complete the merger transaction with the Company will be subject to Baran’s further review and evaluation of the Company’s current financial condition and third quarter operations. This review is expected to be completed within 30 days and if Baran determines to proceed with the merger, it is likely that the exchange ratio will be reduced. Management expects to receive additional advances in connection with the working capital loan agreement at the completion of Baran’s review and evaluation of the Company’s current financial condition, assuming Baran proceeds with the merger. If the proposed merger does not close, the Company will not have sufficient liquidity to maintain operations through the early part of the fourth quarter of fiscal year ended December 31, 2002. As such, management would consider re-financing of the existing credit facility, negotiating the sale of the Company to another acquirer, or pursuing other options available to the Company. However, management expresses no assurances that these alternatives would be available to the Company if the proposed merger with Baran is not completed and, as such, could be required to liquidate.

     The Company’s bank credit facility requires that it maintain specified levels of earnings (loss) before income taxes, depreciation, and amortization (EBITDA) and its borrowing base is dependent upon the amount of eligible receivables, as defined in the credit agreement. As of June 30, 2002, the Company was not in compliance with its EBITDA covenant under the terms of the fifth amendment to its credit agreement dated June 5, 2002 and was therefore in default. Under the terms of the fifth amendment, if the EBITDA requirements are not met, suspension of the EBITDA requirements under the facility would have been permitted if Baran made cash available to the Company to fund the EBITDA shortfall either in the form of an equity contribution or one or more subsequent disbursements under the working capital loan agreement with Baran. As of the date of filing of this Report, Baran had not provided the Company with additional funding; however, the Company expects to receive additional funding after Baran has completed its review and evaluation of the Company (approximately 30 days), assuming Baran proceeds with the merger. On August 15, 2002, the Company obtained a waiver of the default at June 30, 2002 subject to (1) remitting $1 million to the Bank as a permanent reduction in the Company’s credit line and (2) an agreement to pay no further monies to Baran. If the Company fails to achieve its budgeted revenues and margins and/or experiences any significant write-offs, the Company could be in violation of the covenants of its credit facility in the future. Based on the Company’s current cash and cash equivalents, it does not have sufficient resources to repay its indebtedness under the credit facility if called by the lenders.

     On June 30, 2002, the Company had cash and cash equivalents of $4.8 million, which included approximately $1.5 million in checks that had not cleared the bank at June 30, 2002. As of June 30, 2002, the Company had outstanding balances of $5.0 million under the Baran Working Capital Loan Agreement (see Note 7 “Baran Group Ltd. Merger” for further discussion) and $7.7 million under the credit facility with no additional availability under the credit facility. As a result of principal reduction payments made subsequent to June 30, 2002, the outstanding balance under the credit facility was $5.6 million as of the date of filing this report.

b) Derivative Financial Instruments

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

     The Company engages in activities that expose it to various market risks, including the effects of a change in interest rates. This financial exposure is managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility in interest rates may have on operating results. The Company currently maintains an interest rate swap, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. The Company assesses, both at inception and on an ongoing basis, whether the interest rate swap is effective in offsetting changes in cash flows of the hedged items.

     The Company has entered into an interest rate swap agreement with its senior lender in accordance with its loan agreement, which has been classified as a cash flow hedge. The interest rate swap agreement allows the Company to swap interest rate payments from a floating rate of LIBOR to a fixed interest payment of 7.25% on a notional principal of $12.5 million and will be in effect until January 2003. Changes in the fair value of the interest rate swap agreement are recognized in other comprehensive income or loss until such point that the interest rate swap no longer qualifies for hedge accounting, at which point, the gain (loss) reported is reported as a component of interest expense. During 2001, the Company recognized a comprehensive loss of $200,000 on the interest rate swap agreement. During the three month period ended September 30, 2001, the Company repaid $5 million on its line of credit with the result that its line of credit fell below the notional principal of $12.5 million. Thus the interest rate swap agreement no longer qualifies for hedge accounting and therefore for the quarter ended June 30, 2002 the Company recorded to interest expense a $94,000 decrease in the fair value of the swap agreement. The fair value of the interest rate swap liability was approximately $674,000 and $396,000 at December 31, 2001 and June 30, 2002, respectively.

c) Comprehensive Income (Loss)

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income or loss and its components in a full set of financial statements. Comprehensive income or loss consists of net income or loss and all other gains and losses that are excluded from net income by current accounting standards. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s position or results of operations. As discussed above in Note 1 (b), during 2001 the Company recognized a comprehensive loss on its interest rate swap agreement of $200,000. The Company had no other comprehensive income or loss for the three and six month periods ended June 30, 2001 or June 30, 2002.

d) Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company adopted SFAS 141 as of July 1, 2001. The adoption of SFAS 141 did not have a material effect on the financial position or results of the operations of the Company.

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

     During the first quarter of 2002, as a result of recent economic triggering events, the Company performed an impairment analysis of its goodwill and recorded a $28.8 million pre-tax charge for the impairment of goodwill. The charge reflected changes in the Company’s business plan, continued declines in the telecommunications sector, along with the current depressed market price for the Company’s common stock. The impairment charge is reflected as an operating expense in the accompanying consolidated financial statements as the impairment analysis was performed as a result of current period events, and was not attributable to the transition provisions of SFAS 142.

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

     In May 2002, the FASB issued SFAS No. 145, Revision of FAS Nos. 4, 44 and 64, Amendment of SFAS13 and Technical Corrections as of April 2002.” SFAS No. 145 is effective for fiscal periods beginning after May 15, 2002. The Company does not believe that the adoption of SFAS No. 145 will have any material effect on its financial statements.

     In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the Emerging Issues Task Force (EITF) EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 is not currently expected to have a material impact on the Company’s results of operations.

2) Goodwill and Intangibles

     During the past few years, the Company acquired certain strategically positioned companies in order to create an integrated telecommunications services company with depth and expertise in wireless and wireline technologies and a broad geographical presence. All of the Company’s acquisitions have been accounted for under the purchase method of accounting. Aggregate goodwill for all of the Company’s acquisitions from 1997 to 2001 was approximately $44.2 million which, prior to December 31, 2001, was generally being amortized on a straight-line basis over 5 to 10 years, the expected period of benefit. Effective January 1, 2002, with the adoption of SFAS 142, the Company is no longer amortizing goodwill on these acquisitions but evaluating the carrying value of the goodwill on an annual basis or as required if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value.

     During the first quarter of 2002, as a result of recent economic triggering events, the Company performed an impairment review of its goodwill and recorded a $28.8 million pre-tax charge for the impairment of goodwill. The charge reflected declines in the telecommunications sector along with the current depressed market price for the Company’s common stock and was reflected as an operating expense in the first quarter of 2002 financial statements.

     The following is a pro forma presentation of reported net loss and earnings per share, adjusted for the exclusion of goodwill and intangible amortization net of related income tax effect (amounts in thousands of dollars except per share data):

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Net loss – as reported	$(3,902)	$(18,690)	$(11,323)	$(50,641)
Goodwill amortization, net of taxes	1,580	—	3,148	—
Intangibles amortization	38	155	75	193

Net loss – as adjusted	$(2,284)	$(18,535)	$(8,100)	$(50,448)

Basic and diluted earnings per share:
As reported	$(0.14)	$(0.67)	$(0.41)	$(1.81)
Goodwill amortization, net of taxes	0.06	—	0.11	—
Intangibles amortization	—	0.01	—	0.01

As adjusted	$(0.08)	$(0.66)	$(0.30)	$(1.80)

Weighted-average common shares outstanding:
Basic and diluted	27,937,737	27,937,737	27,842,840	27,937,737

3) Restructuring

     During the first quarter of 2002, the Company implemented a restructuring plan to further streamline operations and cost structure to reflect the slowdown in the telecommunications sector and the decline in revenues it has experienced. As part of the restructuring plan, which consists primarily of severances for workforce reduction, write-off of fixed assets, closure of certain offices and the consolidation of certain facilities, the Company recorded a restructuring charge of approximately $3.4 million over the first two quarters of 2002. During the three months ended March 31, 2002, the Company recorded a charge of approximately $423,000 of which $283,000 was incurred during that period. During the three months ended June 30, 2002, the Company recorded an additional charge of approximately $3.0 million of which $1.05 million was incurred during that period. The Company anticipates recording an additional restructuring charge of approximately $1.5 – 2 million during the three months ended September 30, 2002.

     Workforce reduction has been the main focus of the restructuring. Employee headcount has been reduced from 573 employees at December 31, 2001 to 352 employees at June 30, 2002, representing a reduction of 221 employees or approximately 39% of the Company’s workforce. The reductions took place in all sectors of operations and at all levels of staff, including management. The Company recorded approximately $1.9 million for severance and other termination benefits related to the workforce reduction during the six month period ended June 30, 2002.

     Additionally, as part of the restructuring, the Company is closing certain regional offices. Costs related to remaining office and equipment leases for these offices were included in the Company’s restructuring reserve. The Company’s fiscal year 2002 restructuring plan utilization was as follows (in thousands of dollars):

	FY 2002 Restructuring Plan

	1st Qtr	1st Qtr	Balance at	2nd Qtr	2nd Qtr	Balance at
	Charges	Incurred	3/31/2002	Charges	Incurred	6/30/2002

Employee Severance	$223	$(223)	$—	$1,367	$(446)	$921
Severance Benefits	140	—	140	140	(80)	60
Office Closings	60	(60)	—	951	(453)	498
Fixed Asset Write-off	—	—	—	448	(448)	—
Office and Equipment Leases Write-off	—	—	—	98	(9)	89

Total	$423	$(283)	$140	$3,004	$(1,436)	$1,568

     During the first quarter of 2001, the Company also implemented a restructuring plan at which time it took a restructuring charge totaling approximately $1.1 million. As of March 31, 2002 approximately $786,000 in costs were paid relating to this restructuring. The Company now believes it has incurred and paid all costs associated with that restructuring. Therefore, during the three months ended March 31, 2002, the Company recorded a restructuring credit for the remaining unused liability of approximately $314,000 related to that initial charge.

4) Discontinued Operations

     Specialty Drilling, Inc. Sale

     On April 12, 2001 the Company sold substantially all of the assets of Specialty Drilling, Inc. During the quarter ended March 31, 2001 the Company provided for approximately $784,000 in losses from discontinued operations and losses on disposal of discontinued operations. As of March 31, 2002, approximately $500,000 in losses had been incurred and paid. The Company does not believe there are any additional losses to be paid and hence reversed the remaining $284,000 of the provision during the quarter ended March 31, 2002.

     o2wireless Lighting, Inc. Sale

     On June 4, 2002, the Company’s Board of Directors formally approved a “Recovery Plan” issued in connection with the signing of the merger agreement with Baran Group, Ltd. (See Note 7 “Baran Group Ltd. Merger” for further discussion). This Plan included certain revenue and other operating performance targets, relocation of the corporate offices, an incentive bonus program for key staff and management, and the sale of o2wireless Lighting, Inc. (the Lighting Division). The Lighting Division installs lighting systems on towers and sells aftermarket lighting systems. Historically, the Company has not accounted for the division as a segment.

     In August 2001, FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The definition of a segment under SFAS 144 broadens the definition and scope of a segment. Further the term segment was replaced by the term “component of an entity.” The Lighting Division has clearly distinguishable operations and cash flows from other aspects of the turn-key operation. Furthermore, the Lighting Division’s operations and cash flows will be eliminated from the ongoing operations of the entity, and the Company will have no further involvement in the operations of the Lighting Division as it is expected to be sold to an independent third party. The Company is presently in negotiations with a third party regarding the sale of the Lighting Division.

     Accordingly, the Company has classified the Lighting Division as held for sale and reflected it as a discontinued operation for all periods presented. The Company expects the sale of the Lighting Division to be completed by the fourth quarter of fiscal year 2002. The condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of these discontinued operations for all periods presented.

     Summary operating results of the discontinued operations (in thousands of dollars) are as follows:

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Revenue	$2,822	$1,535	$5,412	$3,017
Gross profit	873	514	1,678	1,014
Operating income (loss)	164	(95)	267	(262)
Interest expense	—	—	(1)	(1)
Loss on disposal of assets	—	(3,400)	—	(3,400)
Income tax expense	—	—	—	—
Gain (loss) from discontinued operations	164	(3,495)	266	(3,663)

     The operating loss for the three months ended June 30, 2001 includes depreciation of $20,000. The operating loss for the three months ended June 30, 2002 includes depreciation of $16,000 and restructuring costs of $19,000.

     The operating loss for the six months ended June 30, 2001 includes depreciation of $39,000. The operating loss for the six months ended June 30, 2002 includes depreciation of $33,000 and restructuring costs of $19,000.

     The restructuring costs consist of the following (in thousands of dollars):

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Employee Severance	$—	$13	$—	$13
Severance Benefits	—	6	—	6
Total	$—	$19	$—	$19

     Assets and liabilities of discontinued operations (in thousands of dollars) are as follows:

	December 31,	June 30,
	2001	2002

Cash and cash equivalents	$71	$121
Contract revenue receivable, net of allowance for doubtful accounts of $13 and $5 at December 31, 2001 and June 30, 2002, respectively	1,389	1,116
Inventories	2,895	2,867
Other current assets	116	50
Property and equipment, net of accumulated depreciation of $154 and $187 at December 31, 2001 and June 30, 2002, respectively	479	455
Other assets	11	17

Assets of discontinued operations	$4,961	$4,626

Current portion of other indebtedness	9	10
Accounts payable	436	198
Accrued expenses	169	116
Other current liabilities	6	5
Other long-term indebtedness, less current portion	11	6
Reserve for loss on sale and operating losses	—	3,400

Liabilities of discontinued operations	$631	$3,735

5) Segment and Customer Information

     The Company operates and manages its business as a single segment. The Company provides comprehensive integrated network solutions to service providers in the wireless telecommunications industry. The following is a summary of revenues by geographic area (in thousands of dollars):

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

U.S.	$23,645	$10,529	$49,648	$32,390
Foreign	1,361	265	3,106	981

Consolidated	$25,006	$10,794	$52,754	$33,371

6) Legal Matters

     In the normal course of business, the Company is subject to certain administrative proceedings and litigation. The following is a summary of three proceedings currently pending:

     On November 7, 2000, a suit was filed against the Company and two officers of the Company, (as well as a third individual not affiliated with the Company), asserting that the defendants engaged in a conspiracy to pursue frivolous litigation against the plaintiff, to threaten further litigation and to interfere with the business relations of the plaintiff and that agents of the Company acting to benefit the Company committed acts of fraud against, and violated fiduciary duties to the plaintiff. The Complaint was later amended to reflect that the plaintiff had lost by jury verdict in related litigation in Georgia concerning a sale of a 30 MHz PCS license for Honolulu. An additional amendment to the Complaint, filed in August 2001, abandoned plaintiff’s claim for interference with business relations and added a subsidiary of the Company as a defendant. The Company vigorously defended all claims against it. An agreement has been reached between the parties that all claims against the Company will be dismissed with prejudice in connection with the resolution of related disputes between parties to two other lawsuits to which the Company is not a party. In management’s opinion, the outcome of the foregoing proceeding will not materially affect the financial condition and results of the Company.

     On July 12, 2002, an action was filed against o2wireless in the United States District Court for the Northern District of Georgia, McKenzie Telecommunications Group, Inc. v. Clear Holdings, Inc. and o2wireless, Inc. f/k/a Clear Communications Group, Inc. In the Complaint, the Plaintiff alleges that o2wireless breached its obligations under an asset purchase agreement, dated November 1, 1999, in connection with the sale of McKenzie Telecommunications Group, Inc. (“MTG”) to o2wireless. The Complaint further alleges that the Plaintiff is entitled to receive an earn-out payment under the terms of the asset purchase agreement. The Plaintiff seeks compensatory damages in excess of $3 million. Management believes that the lawsuit is completely without merit and that o2wireless has meritorious defenses against all of the claims alleged in the Complaint. o2wireless intends to deny all of the allegations contained in the Complaint and to vigorously defend the action. Management believes that the outcome of this litigation will not have a material adverse effect on the Company’s results of operations and financial condition; however, the lawsuit is in an early procedural stage and therefore it is not possible to determine with certainty what the effect may be on the Company’s results of operations and financial condition.

     On August 6, 2002, an action was filed against o2wireless in the United States District Court for the Southern District of Texas, George A. Jackson and TWR Family of Companies, L.L.C. v. o2wireless, Inc., In the Complaint, the Plaintiff alleges that Plaintiff is entitled to receive an earnout payment of $3.3 million pursuant to the terms of a stock purchase agreement entered into between the parties. The Plaintiff seeks damages in the amount of $3.3 million. Management believes that o2wireless has meritorious defenses against all of the claims alleged in the Complaint. o2wireless intends to deny all of the allegations contained in the Complaint and to vigorously defend the action. Management believes that the outcome of this litigation will not have a material adverse effect on the Company’s results of operations and financial condition; however, the lawsuit is in an early procedural stage and therefore it is not possible to determine with certainty what the effect may be on the Company’s results of operations and financial condition.

7) Baran Group Ltd. Merger

     On June 6, 2002, the Company announced the execution of a merger agreement with Baran. If the merger is completed, the Company will merge with and into a wholly owned subsidiary of Baran. Each holder of the Company’s common stock will be entitled to receive 0.032135 ordinary shares of Baran in exchange for their shares of the Company’s common stock. The closing of the merger is subject to the approval of the Company's shareholders and certain other conditions. If, while the merger agreement is in effect, the Company breaches certain exclusivity obligations or accepts another acquisition proposal, Baran will be entitled to receive a termination fee of $1.2 million.

     Baran has notified the Company that, based upon the results of operations of the Company for the second quarter ended June 30, 2002 the ability of Baran to complete the merger transaction with the Company will be subject to Baran’s further review and evaluation of the Company’s current financial condition and third quarter operations. This review is expected to be completed within 30 days and if Baran determines to proceed with the merger, it is likely that the exchange ratio will be reduced. The terms of the merger agreement remain in effect and Baran will continue to provide management consulting services to the Company pursuant to the management consulting agreement entered into between the parties in connection with the execution of the merger agreement.

Management Consulting Agreement

     As part of the merger transaction, Baran and the Company have entered into an agreement under which Baran has begun providing financial and management consulting services to the Company, on business and financial matters as are reasonably requested from time to time by the Company’s board of directors, including corporate strategy, budgeting of future corporate investments, acquisition and divestiture decisions, operational matters and debt and equity financing. In consideration for the services rendered by Baran under the agreement, the Company will pay Baran a monthly fee of $400,000 for the remainder of June 2002, and commencing in July 2002 and continuing each month thereafter that the agreement is in effect, an amount equal to six percent (6%) of the Company’s consolidated monthly revenues. While the agreement is in effect, $40,000 of the monthly fee will be paid by the fifteenth day of the succeeding month. Any remaining fees due and payable under the agreement to Baran shall be paid by the later of the end of the calendar month succeeding the month in which the agreement terminates, or the date on which the Company’s obligations to Wachovia Bank, N.A., as described below are paid in full. As a condition to the waiver received from Wachovia with respect to the default at June 30, 2002, the Company is prohibited from paying additional monies to Baran.

     In addition, the Company will promptly reimburse Baran’s reasonable travel accommodation and transportation expenses and other out-of-pocket costs as may be incurred by Baran or its personnel, in connection with services rendered under the agreement. The agreement will terminate on the earlier of:

•	the effective time of the merger,
•	90 days following a notice of termination sent by the Company to Baran,
•	six months from the date of the agreement,
•	10 days after the Company notifies Baran of termination for cause, as defined below, which Baran fails to cure,
•	10 days after Baran gives notice to the Company of breach of the agreement, which the Company fails to cure, and
•	the date of termination of the merger agreement due to the Company accepting an acquisition that is more favorable to the Company than the proposed merger.

     For purposes of this agreement, “cause” is defined as the filing of a bankruptcy petition by Baran, Baran becoming insolvent or making an assignment for the benefit of creditors, or Baran’s failing to render services to the Company for a continuous 30 day period, without having provided the Company with advance written notice of the reasons for the failure.

Working Capital Loan Agreement: Working Capital Note and Warrant

     On June 5, 2002, as part of the merger transaction, Baran Acquisition Sub, Inc. (“Baran Sub”), a wholly owned subsidiary of Baran, entered into a working capital loan agreement with the Company. In the loan agreement, Baran Sub agreed to provide working capital advances to the Company, subject to conditions and covenants imposed on the Company, and provided that the representations and warranties of the Company given in the loan agreement remain true and correct on the date of each advance to the Company by Baran Sub.

     Baran Sub extended the first advance on June 6, 2002, immediately following the execution of the loan agreement and the merger agreement, in the amount of $5,000,000, which was evidenced by a working capital note. In addition, and provided that no event of default has occurred, Baran Sub has agreed to advance to the Company the following:

•	No later than the date the Company files its Form 10-Q for the quarter ended June 30, 2002 or August 15, 2002, the lesser of (x) $3,000,000 or (y) the amount of the Company’s loss (as defined below) for the quarter ended June 30, 2002; and
•	If the loan agreement is in effect as of the later of the date the Company files its Form 10-Q for the quarter ended September 30, 2002 or November 15, 2002, at its discretion, an amount equal to the Company’s loss for the quarter ended September 30, 2002.

     “Loss” is defined in the loan agreement as the Company’s consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring expenses and any accrued and unpaid management fees due to Baran Sub.

     As of the date of filing this report, Baran has not made any additional advances. Management expects to receive additional advances after Baran has completed its review and evaluation of the Company (approximately 30 days), assuming Baran proceeds with the merger.

     In consideration of Baran Sub’s execution of the loan agreement and the extension of the initial working capital advance to the Company, the Company has issued to Baran Sub a warrant to purchase 5,559,610 shares of the Company’s common stock, at a purchase price equal to $0.45 per share, which warrant may be exercised only in the event that the merger agreement is terminated due to acceptance of an acquisition proposal more favorable to the Company than the proposed merger with Baran. The loan has been discounted to reflect the fair value of the warrants issued, totaling approximately $80,000, using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility – 159%; expected life – three years; risk-free interest rate – 3.9%; expected dividend yield – 0%, discounted to reflect a 5% probability of occurrence.

Subordination Agreement

     Also on June 5, 2002, Baran Sub entered into a subordination agreement with Wachovia Bank, N.A. Under the subordination agreement, all rights and remedies of Baran Sub under the loan agreement are and shall continue to be junior in right of payments to the rights of Wachovia Bank under the Company’s credit agreement. Under the subordination agreement, Baran Sub agreed that it shall not receive or accept any payment on its advances unless and until all of the Company’s obligations under the credit agreement are paid in full. However, Baran Sub shall be entitled to receive, unless there is an event of default under the credit agreement between Wachovia Bank and the Company, up to $40,000 per month and reimbursement of its out-of-pocket expenses in partial payment of the amounts due under the management consulting agreement described above. As a condition to the waiver received from Wachovia with respect to the default at June 30, 2002, the Company is prohibited from paying additional monies to Baran. In addition, Baran Sub has agreed not to accelerate the maturity of its loan to the Company or commence any action against the Company to recover any part of its loans or join with any creditor, unless Wachovia Bank shall also have joined in bringing against the Company any proceeding under any bankruptcy, insolvency or similar law.

     All liens, pledges, and security interest of any nature in any collateral held by or in favor of Baran Sub under the loan agreement were made junior to the liens, pledges and security interests in any collateral held by or in favor of Wachovia Bank.

     Baran Sub has agreed that, unless and until the subordination agreement is terminated, it shall not proceed with any enforcement action against the Company and shall have the sole right to administer and enforce all matters in respect of the collateral.

     If the merger fails to become effective as a result of the Company’s acceptance of a superior acquisition proposal, Wachovia Bank has agreed that, as a condition to its consent to the transaction contemplated by the superior proposal, it will require the payment in full of all of its senior debt upon the closing of the transaction constituting the superior proposal and that in no event will the senior debt be sold, assigned or transferred to the party which proposed the superior proposal or to any other party on its behalf.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “believe,” “project,” “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend.” Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include, but are not limited to:

•	general economic conditions,
•	competition in the wireless services industry,
•	demand for outsourced wireless network services,
•	the Company’s ability to manage its operations effectively,
•	the Company’s ability to maintain and increase revenues while controlling costs,
•	the Company’s ability to retain its customers and attract new business,
•	fluctuations in quarterly operating results, and
•	other uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

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

Overview

     We provide comprehensive integrated network solutions to all sectors of the wireless telecommunications industry. This comprehensive end-to-end solution enables us to address the current and emerging network infrastructure requirements of our customers. These solutions enable our customers to plan, design, deploy and maintain their wireless networks. We also offer business planning and consulting services to wireless telecommunications industry participants.

     The Company currently funds its operations with available cash, cash equivalents, and its working capital loan agreement with Baran (see Note 7 “Baran Group Ltd. Merger” for further discussion). Due to significant cost reduction steps taken in 2001 and early 2002, continuing efforts to further reduce expenses to reflect diminished revenue opportunity, and proceeds presently expected to be received (see paragraph below) in connection with the Baran working capital loan agreement, the Company presently believes that it will have sufficient cash and cash equivalents to fund its operations pending the closing of the merger with Baran.

     Management presently expects that the proposed merger with Baran (as described in Note 7 “Baran Group Ltd. Merger”) will close during the fourth quarter of the fiscal year ended December 31, 2002. However, Baran has notified the Company that, based upon the results of operations of the Company for the second quarter ended June 30, 2002, the ability of Baran to complete the merger transaction with the Company will be subject to Baran’s further review and evaluation of the Company’s current financial condition and third quarter operations. This review is expected to be completed within 30 days and if Baran determines to proceed with the merger, it is likely that the exchange ratio will be reduced. Management expects to receive additional advances in connection with the working capital loan agreement at the completion of Baran’s review and evaluation of the Company’s current financial condition, assuming Baran proceeds with the merger. The terms of the merger agreement remain in effect and Baran will continue to provide management consulting services to the Company pursuant to the management consulting agreement entered into between the parties in connection with the execution of the merger agreement. If the proposed merger does not close, the Company will not have sufficient liquidity to maintain operations through the early part of the fourth quarter of fiscal year ended December 31, 2002. As such, management would consider re-financing the existing credit facility, negotiating the sale of the Company to another acquirer, or pursuing other options available to the Company. However, management expresses no assurances that these alternatives would be available to the Company if the proposed merger with Baran is not completed and as such could be required to liquidate.

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

     During the first quarter of 2002, as a result of recent economic triggering events, the Company performed an impairment analysis of its goodwill and recorded a $28.8 million pre-tax charge for the impairment of goodwill. The charge reflected changes in the Company’s business plans, declines in the telecommunications sector along with the current depressed market price for the Company’s common stock and is reflected as an operating expense in the accompanying financial statements.

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

     Accordingly, the revenues we recognize in a given quarter depend primarily on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Our estimated costs for a project are based on many factors. Accordingly, the final project’s cost may vary from the original estimate. Certain project costs can vary significantly from original estimates, which may lead to significant fluctuations in actual gross margin compared to projected margins. If in any period we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, gross margins in such period and in future periods may be significantly reduced, and in some cases, a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the three months ended June 30, 2002, revenues from our fixed-price contracts accounted for approximately 75% of our total revenues. Our contracts are typically structured with milestone events that dictate the timing of payments to us from our customers. Accordingly, there may be a significant delay between the date we record revenues and the date we receive payment from our customers. During our planning process, we divide projects into deliverables, which enables us to better understand the costs associated with each of the components and minimize the risks of exceeding our initial estimates.

     Our customers include wireless carriers, equipment vendors, tower companies and broadband carriers. We have derived, and believe that we will continue to derive a significant portion of our revenues from a limited number of customers. For the three months ended June 30, 2002, we derived 61% of our revenues from our top five customers. Our business was obtained from multiple departments within these organizations. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not use our services in a subsequent period.

     Due to the recent downturn in financial markets in general, and specifically within the telecommunications industry, many of our customers are having trouble obtaining necessary capital resources which are required to fund the expansion of their businesses (e.g. telecom network deployments and upgrades). The current volatility of the financial markets and economic slowdown in the U.S. and internationally has also intensified the uncertainty experienced by many of our customers, who are finding it increasingly difficult to predict demand for their products and services. As a result, many of our customers may continue to slow and postpone the deployment of new wireless networks and the development of new technologies and products, which may continue to reduce the demand for our services. Some of our customers have recently cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed. Based on the Company’s assessment of the expected collectibility of various receivables, we have increased our allowance for doubtful accounts by $771,000 during the quarter ending June 30, 2002 to specifically reserve for those customers for which collectibility is uncertain.

     Our net contract revenue receivables have continued to decrease in absolute dollars from $23.4 million at December 31, 2001 to $12.5 million at June 30, 2002. This reflects the slowdown in revenues for the period along with slower payments from our customers. This has resulted in an increase of our days sales outstanding (DSO’s), from 79 days at December 31, 2001 to 104 days at June 30, 2002. Our costs and estimated earnings in excess of billings decreased from $15.5 million at December 31, 2001 to $7.3 million at June 30, 2002. This represented an increase from 45 days to 61 days. This increase represents a delay in billing certain large projects as billing milestones had not been achieved.

     Our cost of revenues includes direct materials, compensation and benefits, living and travel expenses, payments to third-party subcontractors and other direct project-related expenses, in addition to allocation of indirect overhead. Cost of revenues excludes down-time for direct compensation and benefits and training not required for a specific job. As of June 30, 2002 we had 281 employees working on contracted projects.

     Selling, general and administrative expenses include compensation and benefits, facilities expenses and other expenses not related directly to projects. All unassigned employees and related costs are charged to selling, general and administrative expenses along with training costs associated with new hires.

     Depreciation and amortization expenses include depreciation on our furniture, fixtures and equipment and in prior years, amortization related to our acquisitions through December 31, 2001.

     Interest expense is primarily related to interest on notes payable to related parties and our bank facility. It also includes adjustments to the valuation of the interest rate swap agreement.

     Prior to our initial public offering in August 2000, we granted options to certain of our employees at exercise prices below our initial public offering price of $12.00 per share, which resulted in a total future compensation expense of approximately $1.9 million to be recognized over the vesting period of the options. A majority of the aggregate expense amount has been recognized over the past two fiscal years. Of this aggregate amount, approximately $23,000 was expensed during the three months ended June 30, 2002 as a component of selling general and administrative expenses and the remaining $21,000 will be expensed through September 30, 2002.

Critical Accounting Policies and Significant Estimates

     Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers, an inability to successfully integrate acquisitions, technology changes, or a decline in the financial stability of the Company's customers.

     Negative developments in these or other risk factors could have a material adverse effect on the Company's financial position and results of operations.

     A summary of the Company's critical accounting policies follows:

     Revenue Recognition

     The Company offers network planning, design and deployment services on either a fixed price or a time and materials basis, with scheduled deadlines for completion times. Revenue on time and materials contracts is recognized as services are rendered. Revenue on fixed price contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, in each period expenses are recognized as incurred and revenue is recognized based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenues recognized in a given quarter depend on the costs incurred for individual projects and the estimate of the total remaining costs to complete individual projects. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to the results of operations relating to these revisions are reflected in the period of revision. Estimated costs to complete a project are based on many factors. Accordingly, the final project cost may vary from the original estimate. Certain project costs can vary significantly from original estimates which may lead to significant fluctuations in actual gross margin compared to projected margins. As a result, gross margins in future periods may be significantly reduced, and in some cases, a loss may be required to be recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Contract Revenue Receivables

     The Company is required to estimate the collectibility of its contract revenue receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment in the telecommunications industry.

     Inventories

     The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. The Company has recorded changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as changes in market conditions due to changes in demand requirements. It is possible that changes in required inventory reserves may continue to occur in the future due to the current market conditions.

     Restructurings

     The Company initiated restructuring plans during the three months ended March 31, 2001 and 2002, respectively, and the three months ended June 30, 2002. See further discussion Note 3 “Restructuring.” In conjunction with these restructuring plans, the Company established restructuring reserves to account for the estimated costs related to the restructuring plan. These costs primarily related to employee severance benefits, office and equipment obligations, and the write-off of fixed assets.

     The Company established reserves for individually negotiated employee severance payments based upon length of service, accrued vacation, extended insurance coverages, and expected federal and state payroll taxes.

     For office closings, reserves were established for all remaining lease payments due on buildings and office equipment that would no longer be utilized in continuing operations. The Company assumed no sub-leases would be executed.

     The impairment charges for fixed assets related to field and office equipment owned by the Company that would be abandoned and no longer utilized in continuing operations. The Company assumed no salvage value on disposal of these fixed assets.

     The Company is self-insured for medical claims up to a stop loss of $70,000 per event and has established termination benefits reserves for the expected period that former employees of the Company will be covered under COBRA benefits.

     Legal

     The Company is subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

     Related Parties

     The Company has related party transactions with members of its Board of Directors, senior management, and employees. These transactions may include issuances of debt and loans, execution of operating leases to the Company, and potential earn-out payments. The Company believes that the terms of the above transactions with related parties are comparable to similar transactions among unrelated parties.

     Discontinued Operations of the Lighting Division

     The Company has recorded an estimated loss on the future sale for the Lighting Division asset group of approximately $3.4 million, representing the estimated fair value of the asset group. Management established its estimated loss on future sale assuming transaction costs of $500,000 and current negotiated offers available to the Company.

     Baran Warrant

     The Company has issued to Baran a warrant to purchase 5,559,610 shares of the Company's common stock, at a purchase price equal to $0.45 per share, which warrant may be exercised only in the event that the merger agreement is terminated due to acceptance of an acquisition proposal more favorable to the Company than the proposed merger with Baran. The loan has been discounted to reflect the fair value of the warrants issued, totaling approximately $80,000. Management valued the warrants using the Black-Scholes option pricing method based on the following weighted-average assumptions: expected volatility — 159%; expected life — three years; risk-free interest rate — 3.9%; expected dividend yield — 0%, discounted to reflect a 5% probability of occurrence. Management established its 5% probability of receiving a more favorable offer based on required fees to be repaid to Baran, increased dilution of its common stock upon execution of the warrant, and alternative offers available to the Company.

     The Company is subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

     The Company has related party transactions with members of its Board of Directors, senior management, and employees. These transactions include issuances of debt and loans, execution of operating leases to the Company, and potential earn-out payments. The Company believes that the terms of the above transactions with related parties are comparable to similar transactions among unrelated parties.

Restructuring

     During the first quarter of 2002 the Company implemented a restructuring plan to further streamline operations and cost structure to reflect the slowdown in the telecommunications sector and the decline in revenues it has experienced. As part of the restructuring plan, which consists primarily of severances for workforce reduction, write-off of fixed assets, closure of certain offices and the consolidation of certain facilities, the Company recorded a restructuring charge of approximately $3.4 million over the first two quarters of 2002. During the three months ended March 31, 2002, the Company recorded a charge of approximately $423,000 of which $283,000 was paid during that period. During the three months ended June 30, 2002, the Company recorded an additional charge of approximately $3.0 million of which $1.8 million was paid during that period. The Company anticipates recording an additional restructuring charge of approximately $1.5-2 million during the three months ended September 30, 2002.

     Workforce reduction has been the main focus of the restructuring. Employee headcount has been reduced from 573 employees at December 31, 2001 to 352 employees at June 30, 2002, representing a reduction of 221 employees or approximately 39% of the Company’s workforce. The reductions took place in all sectors of operations and at all levels of staff, including management. The Company recorded approximately $1.9 million for severance and other termination benefits related to the workforce reduction during the six month period ended June 30, 2002.

     Additionally, as part of the restructuring, the Company is closing certain regional offices. Costs related to remaining office and equipment leases for these offices were included in the Company’s restructuring reserve. The Company’s fiscal year 2002 restructuring plan utilization was as follows (in thousands of dollars):

	FY 2002 Restructuring Plan

	1st Qtr	1st Qtr	Balance at	2nd Qtr	2nd Qtr	Balance at
	Charges	Incurred	3/31/2002	Charges	Incurred	6/30/2002

Employee Severance	$223	$(223)	$—	$1,367	$(446)	$921
Severance Benefits	140	—	140	140	(80)	60
Office Closings	60	(60)	—	951	(453)	498
Fixed Asset Write-off	—	—	—	448	(448)	—
Office and Equipment Leases Write-off	—	—	—	98	(9)	89

Total	$423	$(283)	$140	$3,004	$(1,436)	$1,568

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

Discontinued Operations

     Specialty Drilling, Inc. Sale

     On April 12, 2001 the Company sold substantially all of the assets of Specialty Drilling, Inc. During the quarter ended March 31, 2001 the Company provided for approximately $784,000 in losses from discontinued operations and losses on disposal of discontinued operations. As of March 31, 2002, approximately $500,000 in losses had been incurred and paid. The Company does not believe there are any additional losses to be paid and reversed the remaining $284,000 of the provision during the quarter ended March 31, 2002.

     Revenues from Specialty Drilling, Inc. were approximately $170,000 for the six months ended June 30, 2001 while the net loss for the six months ended June 30, 2001 was $196,000. There were no discontinued operations for the six months ended June 30, 2002 related to the sale of Specialty Drilling, Inc.

     o2wireless Lighting, Inc. Sale

     On June 4, 2002, the Company’s Board of Directors formally approved a “Recovery Plan” adopted in connection with the signing of the merger agreement with Baran Group, Ltd. (See Note 7 “Baran Group Ltd. Merger” for further discussion). This Plan included certain revenue and other operating performance targets, relocation of the corporate offices, an incentive bonus program for key staff and management, and the sale of o2wireless Lighting, Inc. (the “Lighting Division”). The Lighting Division installs lighting systems on towers and sells aftermarket systems.

     In August 2001, FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As the Lighting Division has clearly distinguishable operations and cash flows from the rest of the Company, the assets and liabilities of the Lighting Division are defined as an asset group under SFAS 144 and will be discontinued from the ongoing operations of the Company. The Company plans to have no further involvement in the operations of the Lighting Division and expects to sell the asset group to an independent third party and is in current negotiations regarding the sale of the Lighting Division.

     Accordingly, the Company has classified the Lighting Division as held for sale and reflected it as a discontinued operation for all periods presented. The Company expects the sale of the Lighting Division to be completed by the fourth quarter of fiscal year 2002. The condensed consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented.

     Accordingly, the Company has elected to report the pending sale of the Lighting Division as a discontinued operation by early adoption of SFAS 144. The Company expects the sale of the Lighting Division to be completed by the fourth quarter of fiscal year 2002. The condensed consolidated financial statements have been reclassified to segregate the net assets and operating results of these discontinued operations for all periods presented.

     Summary operating results of the discontinued operations (in thousands of dollars) are as follows:

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Revenue	$2,822	$1,535	$5,412	$3,017
Gross profit	873	514	1,678	1,014
Operating income (loss)	164	(95)	267	(262)
Interest expense	—	—	(1)	(1)
Loss on disposal of assets	—	(3,400)	—	(3,400)
Income tax expense	—	—	—	—
(Loss) gain from discontinued operations	164	(3,495)	266	(3,663)

     The operating loss for the three months ended June 30, 2001 includes depreciation of $20,000. The operating loss for the three months ended June 30, 2002 includes depreciation of $16,000 and restructuring costs of $19,000.

     The operating loss for the six months ended June 30, 2001 includes depreciation of $39,000. The operating loss for the six months ended June 30, 2002 includes depreciation of $33,000 and restructuring costs of $19,000.

     The restructuring costs consist of the following (in thousands of dollars):

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Employee Severance	$—	$13	$—	$13
Severance Benefits	—	6	—	6
Total	$—	$19	$—	$19

     Assets and liabilities of discontinued operations (in thousands of dollars) are as follows:

	December 31,	June 30,
	2001	2002

Cash and cash equivalents	$71	$121
Contract revenue receivable, net of allowance for doubtful accounts of $13 and $5 at December 31, 2001 and June 30, 2002, respectively	1,389	1,116
Inventories	2,895	2,867
Other current assets	116	50
Property and equipment, net of accumulated depreciation of $154 and $187 at December 31, 2001 and June 30, 2002, respectively	479	455
Other assets	11	17

Assets of discontinued operations	$4,961	$4,626

Current portion of other indebtedness	9	10
Accounts payable	436	198
Accrued expenses	169	116
Other current liabilities	6	5
Other long-term indebtedness, less current portion	11	6
Reserve for loss on sale and operating losses	—	3,400

Liabilities of discontinued operations	$631	$3,735

Results of Operations for the Three Months and Six Months Ended June 30, 2002

     Revenues. Our revenues decreased 57%, or $14.2 million, from $25.0 million for the three months ended June 30, 2001 to $10.8 million for the three months ended June 30, 2002. The decrease was primarily attributable to the overall decline in network construction activity and the continued reduction or delay of capital expenditures by some of our customers, particularly equipment manufacturers. We do not anticipate any significant increase in revenues in the near future until there is a sustained increase in capital expenditures in the telecommunications sector.

     Our revenues decreased 37% or $19.4 million from $52.7 million for the six months ended June 30, 2001 to $33.4 million for the six months ended June 30, 2002. The decrease was primarily attributable to the overall decline in network construction activity and the continued reduction or delay of capital expenditures by some of our customers, particularly equipment manufacturers.

     Cost of Revenues. Our cost of revenues decreased 29% from $20.3 million, or 81% of revenues, for the three months ended June 30, 2001 to $14.3 million, or 133% of revenues, for the three months ended June 30, 2002. Gross margin decreased from 19% for the three months ended June 30, 2001 to (33%) for the three months ended June 30, 2002. The decrease in 2002 reflected continued pricing pressure in the telecommunications sector, causing revenue to decline at a faster rate than cost-cutting initiatives along with costs of approximately $1.7 million associated with the closure of certain contracts in one of our divisions closed during the quarter.

     Our cost of revenues decreased 21% from $42.7 million for the six months ended June 30, 2001 to $33.8 million for the six months ended June 30, 2002 due, primarily to deterioration of our revenue base. Gross margin was (1)% for the six months ended June 30, 2002, compared to 19% for the six months ended June 30, 2001. Gross margin for the six months ended June 30, 2002 decreased from that of the prior year primarily due to continued pricing pressure in the telecommunication sector causing revenue to decline at a faster rate than cost-cutting initiatives. We expect margins to improve for the remaining quarters of 2002 based on our continued cost reduction efforts and streamlining of our operations.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased 10% from $6.8 million, or 27% of revenues, for the three months ended June 30, 2001 to $6.1 million, or 57% of revenues, for the three months ended June 30, 2002. The decrease in absolute dollars reflects our continued efforts to reduce selling, general and administrative expenses in line with the decline in revenues. Included in SG&A expenses for the quarter is a $1.2 million bad debt expense recorded during the three months ended June 30, 2002. Based on the Company’s assessment of the expected collectibility of various receivables, we have increased our allowance for doubtful accounts by approximately $500,000 during the quarter ended June 30, 2002 to specifically reserve for those customers for which collectibility is uncertain.

     Selling, general, and administrative expenses decreased 24% from $15.6 million for the six months ended June 30, 2001 to $11.9 million for the six months ended June 30, 2002. The decrease was attributable in large part to our restructuring plan and reductions in costs to match our declining revenue.

     Depreciation and Amortization. Depreciation and amortization expenses decreased 71% from $1.9 million for the three months ended June 30, 2001 to $568,000 for the three months ended June 30, 2002. This significant decrease is attributable to the adoption of FAS 142 on January 1, 2002, with the result that the Company is no longer amortizing goodwill on acquisitions but evaluating the carrying value of goodwill on an annual basis or as required if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. As described previously, the Company recorded a $28.8 million charge for the impairment of its goodwill balance during the first quarter of 2002. This is recorded as an operating expense in the accompanying financial statements as the impairment analysis was performed as a result of current period events, not attributable to the transition provisions of SFAS 142.

     Depreciation and amortization expenses decreased 75% from $3.9 million for the six months ended June 30, 2001 to $961,000 for the six months ended June 30, 2002. This significant decrease reflects the adoption of FAS 142 on January 1, 2002 as discussed in the previous paragraph.

     Interest Expense. Interest expense remained relatively constant from $430,000 for the three months ended June 30, 2001 to $448,000 for the three months ended June 30, 2002. The primary reason for the consistency in interest expense is a reflection of similar levels of borrowing and similar interest rates in both fiscal periods. Interest expense is expected to increase in future quarters with the addition of the Baran debt.

     Interest expense decreased 21% from $851,000 for the six months ended June 30, 2001 to $676,000 for the six months ended June 30, 2002. The decrease in interest expense is primarily attributable to a reduced usage of the credit facility.

     Other Income (Expense). For the three months ended June 30, 2001, other income was approximately $143,000 as compared to other income of approximately $5,000 for the three months ended June 30, 2002. Other income for the three months ended June 30, 2001 consisted primarily of interest income from our note receivable with South Carolina Phone LLC, which was fully paid during 2001.

     For the six months ended June 30, 2001, other income was $157,000 as compared to other expense of approximately $15,000 for the six months ended June 30, 2002. The income for the six months ended June 30, 2001 was primarily attributable to interest income from our note receivable with South Carolina Phone LLC.

     Income Tax Expense. No income tax expense was recorded for the three months or six months ended June 30, 2001 and 2002.

     Net Loss. Net loss from continuing operations for the three months ended June 30, 2001 was $4.1 million, as compared to net loss of $15.2 million for the three months ended June 30, 2002. The increase in net loss was primarily attributable to decreased margins, restructuring charges, merger related expenses, the overall decline in network construction activity and the continued reduction or delay of capital expenditures by some of our customers, particularly equipment manufacturers.

     Net loss from continuing operations for the six months ended June 30, 2002 was $47.3 million, as compared to a net loss of $10.8 million for the six months ended June 30, 2001. The net loss for the six months ended June 30, 2002 is primarily attributable to further erosion within the marketplace and the write-off of approximately $28.8 million in goodwill.

Liquidity and Capital Resources

     Net Cash Used in Operating Activities

     As of June 30, 2002, we had a cash balance of approximately $4.8 million which included approximately $1.5 million of outstanding checks that had not cleared the bank at June 30, 2002. Net cash provided by and used in operations is primarily derived from our contracts in process and changes in working capital. Net cash used by continuing operations was approximately $4.5 million for the six months ended June 30, 2002.

     Net Cash Used in Investing Activities

     Net cash used in investing activities by continuing operation was approximately $124,000 for the six months ended June 30, 2002, consisting primarily of capital expenditures to support our operations.

     Net Cash Provided by Financing Activities

     Net cash provided by financing activities for the six months ended June 30, 2002 was approximately $4.6 million. This consisted primarily of $7.0 million borrowed under our credit facility and working capital loan agreement with Baran, offset by repayment of various notes payable of approximately $1.8 million.

Contractual Obligations and Commercial Commitments

     The following summarizes our future contractual obligations and commercial commitments for the period ended June 30, 2002 (in thousands of dollars):

		Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Line of credit and notes payable	$13,508	$13,212	$296	$—	$—
Capital Lease Obligations	235	96	139	—	—
Operating Leases	4,304	1,247	2,676	381	—

Total Contractual Cash Obligations	$18,047	$14,555	$3,111	$381	$—

     Our commercial commitments for the period ended June 30, 2002 represented the proceeds received in connection with the Baran working capital loan agreement and our credit facility which are included above in our line of credit and notes payable balance. At June 30, 2002, we had no availability for additional borrowings under the credit facility and at that date it had $7.7 million in outstanding borrowings. The credit facility is due November 15, 2002. For more information regarding the credit facility, please see “-Credit Facility” below.

     On April 15, 2002, the Company entered into a Standby Letter of Credit Agreement with Fleet Capital Corporation. This Letter of Credit is in the amount of $337,652. The Letter of Credit is guaranteed by several of the Company’s shareholders including American Capital Strategies, Ltd., Stratford Capital Partners, LP, DFW Capital Partners, LP, and DeMuth, Folger & Wetherill II, LP. The Letter of Credit will expire on April 15, 2003 and shall not be extended without the express written consent of each of the shareholders noted above.

Cash Requirements

     Our cash requirements through the end of fiscal year 2002 are primarily to fund operations, capital expenditures, cash restructuring outlays and service debt agreements.

Sources of Cash

     We currently fund our operations with available cash, cash equivalents, and the proceeds received in connection with the Baran working capital loan agreement (see Note 7 “Baran Group Ltd. Merger” in the accompanying financial statements for further discussion). Due to significant cost reduction steps taken in 2001 and early 2002, continuing efforts to further reduce expenses to reflect diminished revenue opportunity, and proceeds presently expected to be received (see paragraph below) in connection with the Baran working capital loan agreement, the Company presently believes that it will have sufficient cash and cash equivalents to fund its operations pending the closing of the merger with Baran.

     Management presently expects that the proposed merger with Baran (as described in Note 7 “Baran Group Ltd. Merger”) will close during the fourth quarter of the fiscal year ended December 31, 2002. However, Baran has notified the Company that, based upon the results of operations of the Company for the second quarter ended June 30, 2002, the ability of Baran to complete the merger transaction with the Company will be subject to Baran’s further review and evaluation of the Company’s current financial condition and third quarter operations. This review is expected to be completed within 30 days and if Baran determines to proceed with the merger, it is likely that the exchange ratio will be reduced. Management expects to receive additional advances in connection with the working capital loan agreement at the completion of Baran’s review and evaluation of the Company’s current financial condition, assuming Baran proceeds with the merger. If the proposed merger does not close, the Company will not have sufficient liquidity to maintain operations through the early part of the fourth quarter of fiscal year ended December 31, 2002. As such, management would consider re-financing of the existing credit facility, negotiating the sale of the Company to another acquirer, or pursuing other options available to the Company. However, management expresses no assurances that these alternatives would be available to the Company if the proposed merger with Baran is not completed and, as such, could be required to liquidate.

     The Company’s bank credit facility requires that it maintains specified levels of earnings (loss) before income taxes, depreciation, and amortization (EBITDA) and its borrowing base is dependent upon the amount of eligible receivables, as defined in the credit agreement. As of June 30, 2002, the Company was not in compliance with its EBITDA covenant under the terms of the fifth amendment to its credit agreement dated June 5, 2002 and was therefore in default. Under the terms of the fifth amendment, if the EBITDA requirements are not met, suspension of the requirements under the facility would have been permitted if Baran made cash available to the Company to fund the EBITDA shortfall either in the form of an equity contribution or one or more subsequent disbursements under the working capital loan agreement with Baran. As of the date of filing this report, Baran had not provided the Company with additional funding; however, the Company expects to receive additional funding after Baran has completed its review and evaluation of the Company’s current financial condition (approximately 30 days), assuming Baran proceeds with the merger. See further detail in “Credit Facility” below. On August 15, 2002 the Company obtained a waiver of the default at June 30, 2002 subject to (1) remitting $1.0 million to the Bank as a permanent reduction in the Company’s credit line and (2) an agreement to pay no further monies to Baran. If the Company fails to achieve its budgeted revenues and margins and/or experiences any significant write-offs, the Company could be in violation of the covenants of its credit facility in the future. Based on the Company’s current cash and cash equivalents, it would not have sufficient resources to repay its indebtedness under the credit facility.

     On June 30, 2002, the Company had cash and cash equivalents of $4.8 million, which included approximately $1.5 million in checks that had not cleared the bank at June 30, 2002. As of June 30, 2002, the Company had outstanding balances of $5.0 million related to the Baran Working Capital Loan (see Note 7 “Baran Group Ltd. Merger” in the accompanying financial statements for further discussion) and $7.7 million under its credit facility with no additional availability under the credit facility. As a result of principal reduction payments made subsequent to June 30, 2002, the outstanding balance under the credit facility was $5.6 million as of the date of filing this report.

Credit Facility

     Effective June 5, 2002, the Company amended its syndicated credit agreement with Wachovia Bank, N.A., as agent. The amount available under the credit facility is limited to the lesser of (a) $9.7 million or (b) a predefined borrowing base determined by Eligible Receivables, as defined in the credit agreement. The Eligible Receivables balance excludes certain accounts receivable from EBITDA covenant calculations. After the amendment, no more revolving loans or letters of credit will be made available to the Company. The amendment provides for repayments aggregating $1.6 million over the period ending November 15, 2002, the maturity date of the term loan. Accordingly, the Company’s ability to maintain its current level of borrowings under the facility, without having to make additional repayments prior to maturity, is contingent upon gross receivables, based on a pre-defined borrowing base.

     The line of credit is secured by substantially all of the Company’s business assets, is guaranteed by its subsidiaries and Baran, and is senior to approximately $5.6 million of subordinated indebtedness. The terms of the credit agreement include several covenants and restrictions including but not limited to those discussed in this filing. Under the terms of the agreement, for the quarters ended June 30, 2002 and September 30, 2002, the Company’s EBITDA for each such fiscal quarter, adjusted for certain restructuring costs, is required to be at least $1. However, in the event that EBITDA for a fiscal quarter, as so adjusted, is less than $1, the suspension of the Company’s compliance is permitted if Baran makes available to the Company, either in the form of an equity contribution or one or more subsequent disbursements under the Baran Sub loan agreement, an amount equal to the amount necessary to cover the difference between the EBITDA loss for the fiscal quarter and $1. The amount of the disbursement under the Baran Sub loan agreement is limited to $3 million for the quarter ended June 30, 2002. As of the date of filing this report, Baran had not provided the Company with additional funding; however, the Company expects to receive additional funding after Baran has completed its review and evaluation of the Company (approximately 30 days), assuming Baran proceeds with the merger. See Note 7 “Baran Group Ltd. Merger” in the accompanying financial statements. As of June 30, 2002, the Company was not in compliance with its EBITDA covenant under the terms of the fifth amendment to its credit agreement dated June 5, 2002 and was therefore in default. On August 15, 2002, the Company obtained a waiver of the default at June 30, 2002 subject to (1) remitting $1.0 million to the Bank as a permanent reduction in the Company’s credit line and (2) an agreement to pay no further monies to Baran.

     In addition, the Company is required to provide the lenders with periodic budgets, financial statements and periodic reports and filings. Additionally, the Company is restricted in the amount of payments to holders of seller notes. The covenants in the credit facility also limit the Company’s ability to sell its assets outside the ordinary course of business, merge with or acquire other businesses. In addition, the Company is limited in capital expenditures that can be incurred during a given period. If the Company continues to experience significant losses, the Company could be in violation of the covenants in its credit facility in the future.

Baran Working Capital Loan Agreement

     On June 5, 2002, as part of the merger transaction, Baran Acquisition Sub, Inc. (“Baran Sub”), a wholly owned subsidiary of Baran, entered into a working capital loan agreement with the Company. In the loan agreement, Baran Sub agreed to provide working capital advances to the Company, subject to conditions and covenants imposed on the Company, and provided that the representations and warranties of the Company given in the loan agreement remain true and correct on the date of each advance to the Company by Baran Sub. Also on June 5, 2002, Baran Sub entered into a subordination agreement with Wachovia Bank, N.A. Under the subordination agreement, all rights and remedies of Baran Sub under the loan agreement are and shall continue to be junior in right of payments to the rights of Wachovia Bank under the Company’s credit agreement.

     Baran Sub extended the first advance on June 6, 2002, immediately following the execution of the loan agreement and the merger agreement, in the amount of $5,000,000, which was evidenced by a working capital note. In addition, and provided that no event of default has occurred, Baran Sub has agreed to advance to the Company the following:

•	No later than the date the Company files its Form 10-Q for the quarter ended June 30, 2002 or August 15, 2002, the lesser of (x) $3,000,000 or (y) the amount of the Company’s loss (as defined below) for the quarter ended June 30, 2002; and
•	If the loan agreement is in effect as of the later of the date the Company files its Form 10-Q for the quarter ended September 30, 2002 or November 15, 2002, at its discretion, an amount equal to the Company’s loss for the quarter ended September 30, 2002.

“Loss” is defined in the loan agreement as the Company’s consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring expenses and any accrued and unpaid management fees due to Baran Sub.

     As of the date of filing this report, Baran has not made any additional advances. Management expects to receive additional advances at the completion of Baran’s review and evaluation of the merger agreement, assuming Baran proceeds with the merger.

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

     The Company has entered into an interest rate swap agreement with its senior lender in accordance with its loan agreement, which has been classified as a cash flow hedge. The interest rate swap agreement allows us to swap interest rate payments from a floating rate tied to LIBOR to a fixed interest payment of 7.25% on a notional principal of $12.5 million and will be in effect until January 2003. Changes in the fair value of the interest rate swap agreement are recognized in other comprehensive income or loss until such point that the interest rate swap no longer qualifies for hedge accounting, at which point, the gain (loss) reported is reported as a component of interest expense. In addition, a credit of $278,000 was recorded to interest expense for a reduction in value of the interest rate hedge swap from $674,000 to $396,000.

Recent Developments

Baran has notified the Company that, based upon the results of operations of the Company for the second quarter ended June 30, 2002, the ability of Baran to complete the merger transaction with the Company will be subject to Baran’s further review and evaluation of the Company’s current financial condition and third quarter operations. This review is expected to be completed within 30 days and if Baran determines to proceed with the merger, it is likely that the exchange ratio will be reduced. The terms of the merger agreement remain in effect and Baran will continue to provide management consulting services to the Company pursuant to the management consulting agreement entered into between the parties in connection with the execution of the merger agreement. Baran has made no additional advances under its working capital loan agreement with the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk .

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

     At June 30, 2002, we had notes payable to affiliated parties (the “Notes”) of approximately $627,000 with interest payable at a rate equal to 9.75% per annum, which rate shall be adjusted on July 31 and December 31 of each year the Notes remain outstanding to a rate equal to the most recently announced by Citibank, N.A., in the Wall Street Journal as its prime rate of interest.

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the normal course of business, the Company is subject to certain administrative proceedings and litigation. The following is a summary of three proceedings currently pending:

     On November 7, 2000, a suit was filed against the Company and two officers of the Company, (as well as a third individual not affiliated with the Company), asserting that the defendants engaged in a conspiracy to pursue frivolous litigation against the plaintiff, to threaten further litigation and to interfere with the business relations of the plaintiff and that agents of the Company acting to benefit the Company committed acts of fraud against, and violated fiduciary duties to the plaintiff. The Complaint was later amended to reflect that the plaintiff had lost by jury verdict in related litigation in Georgia concerning a sale of a 30 MHz PCS license for Honolulu. An additional amendment to the Complaint, filed in August 2001, abandoned plaintiff’s claim for interference with business relations and added a subsidiary of the Company as a defendant. The Company vigorously defended all claims against it. An agreement has been reached between the parties that all claims against the Company will be dismissed with prejudice in connection with the resolution of related disputes between parties to two other lawsuits to which the Company is not a party. In management’s opinion, the outcome of the foregoing proceeding will not materially affect the financial condition and results of the Company.

     On July 12, 2002, an action was filed against o2wireless in the United States District Court for the Northern District of Georgia, McKenzie Telecommunications Group, Inc. v. Clear Holdings, Inc. and o2wireless, Inc. f/k/a Clear Communications Group, Inc. Civil Action File No. 1:02-CV-1955. In the Complaint, the Plaintiff alleges that o2wireless breached its obligations under an asset purchase agreement, dated November 1, 1999, in connection with the sale of McKenzie Telecommunications Group, Inc. (“MTG”) to o2wireless. The Complaint further alleges that the Plaintiff is entitled to receive an earn-out payment under the terms of the asset purchase agreement. The Plaintiff seeks compensatory damages in excess of $3 million. Management believes that the lawsuit is completely without merit and that o2wireless has meritorious defenses against all of the claims alleged in the Complaint. o2wireless intends to deny all of the allegations contained in the Complaint and to vigorously defend the action. Management believes that the outcome of this litigation will not have a material adverse effect on the Company’s results of operations and financial condition; however, the lawsuit is in an early procedural stage and therefore it is not possible to determine with certainty what the effect may be on the Company’s results of operations and financial condition.

     On August 6, 2002, an action was filed against o2wireless in the United States District Court for the Southern District of Texas, George A. Jackson and TWR Family of Companies, L.L.C. v. o2wireless, Inc., Civil Action File No. H-02-2974. In the Complaint, the Plaintiff alleges that Plaintiff is entitled to receive an earnout payment of $3.3 million pursuant to the terms of a stock purchase agreement entered into between the parties. The Plaintiff seeks damages in the amount of $3.3 million. Management believes that o2wireless has meritorious defenses against all of the claims alleged in the Complaint. o2wireless intends to deny all of the allegations contained in the Complaint and to vigorously defend the action. Management believes that the outcome of this litigation will not have a material adverse effect on the Company’s results of operations and financial condition; however, the lawsuit is in an early procedural stage and therefore it is not possible to determine with certainty what the effect may be on the Company’s results of operations and financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In consideration of Baran Acquisition Sub Inc.’s execution of the loan agreement and the extension of the initial working capital advance of $5.0 million to the Company, the Company issued to Baran Sub a warrant to purchase 5,559,610 shares of the Company’s common stock, at a purchase price equal to $0.45 per share (the “Warrant”). The Warrant may be exercised only in the event that the merger agreement is terminated due to acceptance of an acquisition proposal more favorable to the Company than the proposed merger with Baran.

     The issuance of the Warrant described above was made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The Warrant was acquired by Baran Sub for investment purposes with no view toward the resale or distribution thereof. The purchaser has a pre-existing relationship with the Company and the offers and sales were made without any public solicitation. No underwriter was involved in the transaction and no commissions were paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2002 Annual Meeting of Shareholders of the Company was held on May 21, 2002. At the meeting, the following matters were submitted for approval by the shareholders:

Election of Directors. The following persons were elected as Class II Directors to serve for a term of three years and until there successors are elected and qualified: Donald F. DeMuth and Darin R. Winn.

     The number of votes cast for and withheld for the election of each nominee for director was as follows:

	Votes	Votes
	For	Withheld

Donald F. DeMuth	17,797,865	7,013,784
Darin R. Winn	17,796,365	7,015,284

No other matters were presented at the meeting.

ITEM 5. OTHER EVENTS

Nasdaq Delisting Notification

     On July 17, 2002, the Company announced that it received a determination from the Staff at the Nasdaq Stock Market on July 12, 2002 indicating that the Company fails to comply with the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 4450(a)(5), and that its common stock is, therefore, subject to delisting from the Nasdaq National Market. The Company has requested an oral hearing before a Nasdaq Listing Qualifications Panel which is scheduled for August 22, 2002. There can be no assurance that the Panel will grant the Company’s request for continued listing.

     The Company’s common stock will continue to be traded on the Nasdaq National Market pending the final decision by the listing Qualification Panel. If the Company’s appeal is denied, the Company currently meets the listing requirements to list on the Nasdaq Small Cap Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.3.3	Fourth Amendment, dated May 20, 2002, to Amended and Restated Credit Agreement among o2wireless Solutions, Inc., the Company, certain subsidiaries and Wachovia Bank, N.A.

4.3.4	Fifth Amendment, dated June 5, 2002, to Amended and Restated Credit Agreement among o2wireless Solutions, Inc., the Company, certain subsidiaries and Wachovia Bank, N.A.

10.8	Employment Agreement dated June 5, 2002 between o2wireless Solutions, Inc. and Martin Dempsey

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on June 12, 2002 in connection with the execution of the merger agreement with Baran Group Ltd. In connection with the filing of the Form 8-K, the Company filed the following exhibits:

•	The Agreement and Plan of Merger with Baran Group Ltd.,
•	The Working Capital Loan Agreement with Baran Acquisitions Sub, Inc. and
•	The Management Consulting Agreement with Baran Group Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O2WIRELESS SOLUTIONS, INC

By: /s/ Andrew D. Roscoe

Date: August 19, 2002	Andrew D. Roscoe Chairman and Co-Chief Executive Officer (principal executive officer)

By: /s/ William J. Loughman

Date: August 19, 2002	William J. Loughman President and Co-Chief Executive Officer (principal executive officer)

By: /s/ Martin Dempsey

Date: August 19, 2002	Martin Dempsey Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

4.3.3	Fourth Amendment, dated May 20, 2002, to Amended and Restated Credit Agreement among o2wireless Solutions, Inc., the Company, certain subsidiaries and Wachovia Bank, N.A.

4.3.4	Fifth Amendment, dated June 5, 2002, to Amended and Restated Credit Agreement among o2wireless Solutions, Inc., the Company, certain subsidiaries and Wachovia Bank, N.A.

10.8	Employment Agreement dated June 5, 2002 between o2wireless Solutions, Inc. and Martin Dempsey

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.